Form 10-K
period 1998-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 1999-03-31
CIK 1069152

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 1998
                                                            OR
                        |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                             ____

                        Commission File number 333-62477

                      ATEL Capital Equipment Fund VIII, LLC

California                                                            94-3307404
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

                   235 Pine Street, 6th Floor, San Francisco,
                     California 94104 (Address of principal
                               executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |_| No |X|

State the aggregate market value of voting stock held by non-affiliates of the registrant.
Inapplicable

                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated December 7, 1998, filed pursuant to Rule 424(b) (Commission File No. 33-62477) is hereby incorporated by reference into Part IV hereof.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


                          Index to Exhibits on Page 20

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VIII, LLC (the Company), was formed under the laws of the State of California in July 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Corporation (ATEL), a California corporation.

The Company is conducting a public offering of 15,000,000 of Limited Liability Company Units (Units), at a price of $10 per Unit. As of December 31, 1998, the Company had received subscriptions for 77,900 ($779,000) Units in addition to the Initial Members' Units. No Units, in addition to the Initial Members' Units, were issued or outstanding as of December 31, 1998. At December 31, 1998, all of the subscriptions received were held in escrow. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and ATEL requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of February 18, 1999, the Company had received subscriptions for 775,777 Units ($7,757,770) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company.

The Company's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, where "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of ATEL that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of February 28, 1999, the Company had purchased equipment with a total acquisition price of $4,039,115.

The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased; or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the Managing Member, would not satisfy the general credit rating criteria for the portfolio.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms which vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of ATEL or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

ATEL will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period.

The business of the Company is not seasonal.

The Company has no full time employees.


Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

Inapplicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                                PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to the ATEL's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 1998, a total of two investors (the Initial Members) were record holders of Units in the Company.

Dividends

The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

ATEL shall have sole discretion in determining the amount of distributions; provided, however, that the Managing Member will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the reinvestment period to equal an as yet to be determined amount between $0.80 and $1.00 per Unit.

Information provided pursuant to ss. 228.701 (Item 701(f)) (formerly included in Form SR):

                             (1)  Effective  date of the  offering:  December 7,
                             1998;   File   Number:   333-62477   (2)   Offering
                             commenced:  December 7, 1998 (3) The  offering  did
                             not terminate  before any securities were sold. (4)
                             The offering has not been  terminated  prior to the
                             sale of all of the  securities.  (5)  The  managing
                             underwriter is ATEL Securities Corporation. (6) The
                             title  of the  registered  class of  securities  is
                             "Limited  Liability  Company  Units" (7)  Aggregate
                             amount and offering price of securities  registered
                             and sold as of February 28, 1999.

                                                                               Aggregate                       Aggregate
                                                                               price of                        price of
                                                                               offering                        offering
                                                                Amount          amount          Amount          amount
                             Title of Security                Registered      registered         sold            sold
                             Limited Liability Company
                                Units                           15,000,000    $ 150,000,000        966,081      $9,660,810

                             (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                             Direct or indirect payments to
                                                             directors, officers, managing
                                                             member of the issuer or their
                                                                     associates; to persons owning
                                                               ten percent or more of any      Direct or
                                                             class of equity securities of     indirect
                                                             the issuer; and to affiliates of payments to
                                                              the issuer                        others           Total

                             Underwriting discounts and
                             commissions                         $ 122,525                       $ 795,252       $ 917,777

                             Other expenses                              -                         531,345         531,345

                                                             --------------                  --------------  --------------
                             Total expenses                      $ 122,525                      $1,326,597      $1,449,122
                                                             ==============                  ==============  ==============

                             (9) Net offering proceeds to the issuer after the total expenses in item 8:        $8,211,688

                             (10) The  amount of net  offering  proceeds  to the
                                  issuer used for each of the purposes listed below:

                                                              Direct or indirect payments
                                                             to directors, officers, general
                                                             partners of the issuer or their
                                                                 associates; to persons
                                                               owning ten percent or more      Direct or
                                                                 of any class of equity        indirect
                                                             securities of the issuer; and    payments to
                                                              to affiliates of the issuer       others           Total

                             Purchase and installation of
                             machinery and equipment                   $ -                      $8,163,384      $8,163,384

                             Working capital                             -                          48,304          48,304
                                                             --------------                  --------------  --------------
                                                                       $ -                      $8,211,688      $8,211,688
                                                             ==============                  ==============  ==============

                             (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 1998. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

Weighted average Units outstanding                         50

Total Assets                                            $ 600

Total Long-term Non-recourse Debt                        None

Total Members' Capital                                  $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Company commenced its offering on December 7, 1998. As of December 31, 1998, all of the proceeds of the offering were held by the escrow agent. During the funding period and until the Company's initial portfolio of equipment has been purchased, funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company's public offering provides for a total maximum capitalization of $150,000,000.

During the funding period, the Company's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the limited partners and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Company is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on ATEL's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with ATEL and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on January 31, 2000. As of December 31, 1998, ATEL and certain of its affiliates have borrowed $51,011,790 under the warehouse facility (included in the $90,000,000 line of credit) and used the proceeds to purchase assets under lease to several lessees. At such time as any of these assets are transferred to the Company, any related borrowings would be assumed by the Company. At December 31, 1998, $13,070,344 was available under the line of credit.

ATEL or an Affiliate may purchase equipment in its own name, the name of an Affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis (generally not in excess of six months) for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that: (i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to ATEL or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by ATEL or Affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to ATEL or its Affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Company.

The Company currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

ATEL expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The  Company  commenced  regular   distributions,   based  on  cash  flows  from
operations, beginning with the month of January 1999. The distribution was made in February 1999.

If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company's leased assets may increase as the costs of similar assets increase. However, the Company's revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.


Results of Operations

As of January 13, 1999, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). There were no operations in 1998. Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions have not been completed, the results of operations in 1999 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Substantially all employees of ATEL track time incurred in performing administrative services on behalf of the Company. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

Impact of the Year 2000

The year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, these programs are not designed to make the transition to the year 2000. This computer software problem is commonly referred to as the "year 2000" (or "Y2K") issue. Computer programs with date-sensitive applications may, if not modified, fail or miscalculate dates, causing system failures, the inability to process transactions or other disruptions of operations.

ATEL uses, and on behalf of the Company uses, primarily third party software and is communicating with key software vendors to ensure that the systems used by ATEL and the Company are not impaired by the year 2000 issue. Currently, all of ATEL's critical software systems are believed by ATEL to be Y2K compliant except one. Compliance of this final system is expected to be obtained in the first quarter of 1999. Based on discussions with the Manager's third party software vendor, ATEL believes that any cost to be incurred by the Company to bring this system into compliance will not be material. ATEL's third party software vendor for the system in question has indicated that it expects the cost of compliance to be included in the annual upgrade and maintenance cost for the software system, and that the total incremental amount of such cost is expected to be minimal. Any such cost would be allocated by the Manager over the seven public funds (including the Company) under its management which use or will use the software. This allocation would be based on the relative size of each such program, and, given the timing of the expense and the formative stage of the Company at the time the expense is to be incurred, its proportionate allocation of the expected minimal cost will in itself be minimal. In no event will offering proceeds be required to be committed to any such expenditure. If any cost is incurred by the Company, it would be an operating expense funded out of operating revenues.

The ultimate impact of the year 2000 issue on the Company will depend to a great extent on the manner in which the issue is addressed by those businesses whose operational capability is important to the Company. Failure of these businesses to be Y2K compliant may impact credit quality or cause a delay in payments made to the Company. ATEL has contacted those businesses with which it currently has material relationships in order to request verification of Y2K compliance. The Manager believes that each of those entities will have a material self interest in resolving any year 2000 issue affecting its own operations.

Equipment to be purchased by the Company may include technology subject to the year 2000 issue. Potential year 2000 issues will be among the many factors considered by ATEL and its affiliates in analyzing and pricing lease transactions for acquisition by the Company. The lessees of the equipment will select such equipment and may be expected to consider year 2000 issues themselves in determining the suitability of the equipment for the lessee's use. Most equipment is expected to be subject to fixed term, non-cancelable, triple net leases. In addition, new equipment may be covered by manufacturer's warranties. As a result of such triple net provisions and warranties, repairs or modifications necessary to correct year 2000 issues will most likely be the responsibility of the manufacturers or the lessees, and the Company's rights to lease payments as a triple net lessor will not be affected by any functional issues affecting the equipment. It is expected that the lease terms for such equipment will extend well beyond the year 2000.

As a result of the year 2000 issue, the Company may experience increased costs resulting from delayed payments from lessees, the costs associated with the collection of those payments, or costs associated with manual processing efforts in the event of a Y2K related system failure. In any event, ATEL does not expect these increased costs to be significant or that such costs will have any material adverse effect on the operations of the Company. Nevertheless, the impact of year 2000 issues cannot be predicted with certainty and the Company may be affected both by the impact these issues have on parties with which it has direct contractual and other relationships as well as by their impact on financial institutions and the national and international economy as a whole. Accordingly, there can be no assurance that year 2000 issues might not have some adverse impact on the operating results experienced by the Company.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk will be insignificant to both its financial position and results of operations.

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt which is coterminous with the Company's fixed rate lease receivables. Furthermore, the Company expects to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Company expects to fund leases with its floating rate line of credit and will therefore exposed to interest rate risk until fixed rate financing is arranged. As of December 31, 1998, the Company had no outstanding balances on the floating rate line of credit.

To hedge its interest rate risk related to any outstanding variable rate debt, the Company may enter into interest rate swaps. As of December 31, 1998, no swaps or other derivative financial instruments were held by the Company. The Company does not hold or issue derivative financial instruments for speculative purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 9 through 12.

                         REPORT OF INDEPENDENT AUDITORS






The Members
ATEL Capital Equipment Fund VIII, LLC


We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VIII, LLC as of December 31, 1998, and the related statements of changes in members' capital and cash flows for the period from July 31, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 1998, and its changes in members' capital and cash flows for the period from July 31, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
San Francisco, California
January 25, 1999

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 1998


                                     ASSETS

Cash                                                                   $ 600
                                                               ==============


                        LIABILITIES AND MEMBERS' CAPITAL


Members' capital:
     Managing Member                                                   $ 100
     Initial Members                                                     500
                                                               --------------
Total members' capital                                                 $ 600
                                                               ==============




                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                 FOR THE PERIOD FROM JULY 31, 1998 (INCEPTION)
                           THROUGH DECEMBER 31, 1998

                              Initial Members            Managing
                           Units          Amount          Member        Total

Capital contributions             50         $ 500          $ 100        $ 600
                       ============== ============= ==============  ===========




                            STATEMENT OF CASH FLOWS

                 FOR THE PERIOD FROM JULY 31, 1998 (INCEPTION)
                           THROUGH DECEMBER 31, 1998


Financing activities:
Capital contributions received                                           $ 600
                                                                 --------------
Net increase in cash                                                       600
                                                                 --------------
Cash at end of period                                                    $ 600
                                                                 ==============


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (a development stage enterprise)(the Company), was formed under the laws of the State of California on July 31, 1998, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company shall continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Corporation (ATEL), a California corporation. Contributions in the amount of $600 had been received as of December 31, 1998, $100 of which represented the Managing Member's (ATEL
Financial Corporation's) (ATEL's) continuing interest, and $500 of which represented the Initial Members' capital investment. Each Member's personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

As of December 31, 1998, the Company had not commenced operations other than those relating to organizational matters. The Company, or ATEL on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Company is limited by certain provisions of the Limited Liability Company Operating Agreement (Operating Agreement).


2.  Income taxes:

The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.


3.  Members' capital:

As of December 31, 1998, 50 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 additional Units.

The Company Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to ATEL.


4. Commitments and management:

The terms of the Operating Agreement provide that ATEL and/or affiliates are entitled to receive certain fees, in addition the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management and resale.

ATEL or an Affiliate may purchase equipment in its own name, the name of an Affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis (generally not in excess of six months) for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that: (i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to the Managing Member or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by ATEL or Affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to ATEL or its Affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Company.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


5.  Line of credit:

The Company participates with ATEL and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 1998. At December 31, 1998, $13,070,344 was available under this agreement.


6. Subsequent events:

As of February 28, 1999, the Company had received and accepted subscriptions for 966,081 Units ($9,660,810), in addition to the Units issued to the Initial Members. As of that date, the Company had purchased assets with total cost of $4,039,115.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the Managing Member) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition service are performed by AEC, investor relations and communications service are performed by AIS and general administrative service for the Company are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group, ATEL Financial Corporation and their affiliates are as follows:

A. J. Batt                   Chairman of the Board of Directors of ACG, AFC,
                             ALC, AEC, AIS and ASC; President and Chief
                             Executive Officer of ACG, AFC and AEC

Dean L. Cash                 Director, Executive Vice President and Chief
                             Operating Officer of ACG, AFC, and AEC; Director,
                             President and Chief Executive Officer of ALC, AIS and ASC

Donald E. Carpenter          Vice President and Controller of ACG, AFC, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais              Senior Vice President, Secretary and General
                             Counsel for ACG, AFC, ALC, AIS and AEC

William J. Bullock           Director of Asset Management of AEC

Carl W. Magnuson             Vice President - Syndication of ALC

Barbara F. Medwadowski       Vice President - Syndication of ALC

James A. Kamradt             Director of Pricing and Syndication of ALC

Thomas D. Sbordone           Senior Vice President - Marketing of ALC

Russell H. Wilder            Vice President - Credit of AEC

John P. Scarcella            Vice President of ASC

A. J. Batt, age 62, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 48, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Donald E. Carpenter, age 50, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 40, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an MBA (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

William J. Bullock, age 35, joined ATEL in 1991, as the director of asset management. He assumed responsibility for the disposition of off-lease equipment and residual valuation analysis on new lease transactions. Prior to joining ATEL, Mr. Bullock was a senior member of the equipment group at McDonnell Douglas Finance Corporation ("MDFC") responsible for managing its $4 billion portfolio of leases. Mr. Bullock was involved in negotiating sales and renewals as well as preparing and inspecting equipment. Prior to joining MDFC in 1989, Mr. Bullock was the Senior Negotiator at Equitable Leasing (a subsidiary of GE Capital Equipment Corp.) in San Diego. At Equitable, he handled the end-of-lease negotiations and equipment dispositions of a portfolio comprised of equipment leased primarily to Fortune 200 companies. Mr. Bullock has been a member of the Equipment Lessors Association ("ELA") since 1987 and has authored ELA industry articles. He received a B.S. degree in Finance in 1987 from San Diego State University and is pursuing his M.B.A.

Carl W. Magnuson, age 55, joined ATEL in 1994 and is Vice President - Syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a Regional Group Manager and Portfolio Sales Manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was Vice President and Chief Financial Officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was Controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was Executive Vice President of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a Deputy Program Manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in Applied Mathematics from the Rensselaer Polytechnic Institute, an MS in Industrial Engineering/Operations Research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 59, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley

James A. Kamradt, age 37, Director of Pricing and Syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the National Operations Officer for the computer leasing division of Phoenix American; and Regional Credit Manager for Dana Commercial Credit Corporation. Mr. Kamradt received his B.S. from Michigan Technological University's Engineering School of Business, and his M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 40, is Senior Vice President - Marketing for ALC. He joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 44, joined ATEL in 1992 as Vice President of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was Vice President and Manager of Leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as Assistant Vice President in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was District Credit Manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with Honors in Agricultural Economics and Business Management from the University of California at Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 37, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and their affiliates. As of December 31, 1998, no amounts have been paid to ATEL by the Company.


Selling Commissions

The Company will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1998, no such commissions had been either accrued or paid to ATEL or its affiliates.

Asset Management Fee

The Company will pay ATEL an Asset Management Fee in an amount equal to 4.5% of Operating Revenues, which will include Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee will be paid for services rendered by ATEL and its Affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment. ATEL will supervise performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. ATEL intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its Affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee will be subject to the Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Company's term by calculating the total fees that would be paid to ATEL if the Managing Member were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus ATEL's Carried Interest, as described below. To the extent that the amount paid to ATEL as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to ATEL in a subsequent period, but only if and to the extent that such deferred compensation would be payable within the Asset Management Fee Limit for the subsequent period. Any deferred fees which cannot be paid under the applicable limitations in any subsequent period through the date of liquidation would be forfeited by ATEL upon liquidation.

Alternative Fee Schedule:

For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re- Leasing Fee, and Carried Interest as follows:

An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions), or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of ATEL or its Affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

An Incentive Management Fee will be calculated to equal 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and, thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Management Fee to a cumulative return of a Holder's Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.

An Equipment Resale/Re-Leasing Fee will be calculated in an amount equal to the lesser of (i) 3% of the sale price of the Equipment, or (ii) one-half the normal competitive equipment sale commission charged by unaffiliated parties for resale services. Such fee would apply only after the Holders have received a return of their Original Invested Capital plus a Priority Distribution. In connection with the releasing of Equipment to lessees other than previous lessees or their Affiliates, the fee would be in an amount equal to the lesser of (i) the competitive rate for comparable services for similar equipment, or (ii) 2% of the gross rental payments derived from the re-lease of such Equipment, payable out of each rental payment received by the Company from such re-lease.

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.


Managing Member's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to ATEL. In 1998, there were no operations nor were there any allocations of income or loss to either ATEL or the Members.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1998 two investors (the Initial Members) held beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of ATEL are beneficial owners of Limited Liability Company Units as follows:

            (1)                                   (2)                             (3)                             (4)
                                                  Name and Address of            Amount and Nature of           Percent
       Title of Class                              Beneficial Owner              Beneficial Ownership          of Class

Limited Liability Company Units                A. J. Batt                     Initial Limited Liability           50.0000%
                                              235 Pine Street, 6th Floor     Company Units
                                                San Francisco, CA 94104     25 Units ($250)
                                                                                   (owned by wife)

Limited Liability Company Units                Dean Cash                      Initial Limited Liability           50.0000%
                                              235 Pine Street, 6th Floor     Company Units
                                                San Francisco, CA 94104     25 Units ($250)
                                                                                   (owned by wife)

Changes in Control

The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.

ATEL may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefor of Limited Partners holding 10% or more of the total outstanding Limited Liability Company Units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The   responses  to  Item  11  of  this  report  under  the  caption   Executive
Compensation, are hereby incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules
                         1.  Financial Statements
                             Included in Part II of this report:
                             Report of Independent Auditors
                             Balance Sheet at December 31, 1998
                             Statement of Changes in  Members'  Capital  for the
                                period from July 31, 1998 (inception) through December 31, 1998
                             Statement of Cash  Flows for the  period  from July
                                31, 1998 (inception) through December 31, 1998
                             Notes to Financial Statements

                         2.  Financial Statement Schedules
                             Allschedules  for  which  provision  is made in the
                                applicable   accounting   regulations   of   the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         (b)Reports on Form 8-K for the fourth quarter of 1998
                             None

                         (c)Exhibits
                             (3)and (4) Agreement of Limited Liability  Company,
                                included  as  Exhibit B to  Prospectus  (Exhibit
                                28.1)


                             (28)  Additional Exhibits

                                      28.1   Prospectus dated December 7, 1998

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Date:  3/26/1999

                      ATEL Capital Equipment Fund VIII, LLC
                                  (Registrant)


                        By:  ATEL Financial Corporation,
                             Managing Member of Registrant



                         By:   /s/  A. J. Batt
                               -----------------------------------------------
                               A. J. Batt,
                               President and Chief Executive Officer of
                               ATEL Financial Corporation (Managing Member)




                         By:    /s/ Dean Cash
                               -----------------------------------------------
                               Dean Cash,
                               Executive vice President of ATEL
                               Financial Corporation (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE                  CAPACITIES                           DATE



     /s/ A. J. Batt       President, chairman and chief executive      3/26/1999
------------------------  officer of ATEL Financial Corporation
       A. J. Batt



      /s/ Dean Cash       Executive vice president and director of     3/26/1999
------------------------  ATEL Financial Corporation
       Dean Cash



/s/ Donald E. Carpenter   Principal financial officer of registrant;   3/26/1999
------------------------  principal financial officer of ATEL
  Donald E. Carpenter     Financial Corporation Principal accounting
                          officer of registrant; principal accounting
                          officer of ATEL Financial Corporation



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.

                                INDEX TO EXHIBITS

       Index Number                             Exhibit

           3 & 4             Limited Liability Company Operating Agreement,
                              included as Exhibit B to Prospectus

           28.1              Prospectus