Form 10-Q
period 1999-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 1999-05-17
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended March 31, 1999

           |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the transition period from _______ to _______

                        Commission File Number 333-62477

                      ATEL Capital Equipment Fund VIII, LLC
             (Exact name of registrant as specified in its charter)

California                                                          94-3307404
(State or other jurisdiction of                               (I. R. S. Employer
incorporation or organization)                               Identification No.)

           235 Pine Street, 6th Floor, San Francisco, California 94104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                     ASSETS

                                                 1999             1998
                                                 ----             ----
Cash and cash equivalents                        $1,522,336            $ 600
Accounts receivable                                 359,974                -
Investments in leases                            12,744,807                -
                                            ---------------- ----------------
Total assets                                    $14,627,117            $ 600
                                            ================ ================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable:
   Managing Member                                 $ 16,864
   Other                                             32,929

Unearned operating lease income                      35,118
                                            ----------------
Total liabilities                                    84,911
Members' capital:
     Managing member                                (16,636)           $ 100
     Other members                               14,558,842              500
                                            ---------------- ----------------
Total members' capital                           14,542,206              600
                                            ---------------- ----------------
Total liabilities and members' capital          $14,627,117            $ 600
                                            ================ ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1999
                                   (Unaudited)

Revenues:
   Leasing activities:
      Operating leases                                                $ 18,751
      Direct financing leases                                           65,995
Interest                                                                   145
Other                                                                      251
                                                               ----------------
                                                                        85,142
Expenses:
Depreciation                                                           134,842
Interest expense                                                       105,548
Administrative cost reimbursements to Managing Member                   40,113
Asset management fees to Managing Member                                16,864
Other                                                                    5,621
Professional fees                                                        5,294
                                                               ----------------
                                                                       308,282
                                                               ----------------
Net loss                                                            $ (223,140)
                                                               ================

Net loss:
   Managing member                                                   $ (16,736)
   Other members                                                      (206,404)
                                                               ----------------
                                                                    $ (223,140)
                                                               ================

Net loss per Limited Liability Company Unit                            $ (0.24)
Weighted average number of Units outstanding                           860,029

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1999
                                   (Unaudited)

                                                Other Members                Managing
                                           Units            Amount            Member            Total

Balance December 31, 1998                          50              $ 500            $ 100            $ 600
Capital contributions                       1,735,142         17,351,420                -       17,351,420
Less selling commissions to affiliates                        (1,648,385)               -       (1,648,385)
Other syndication costs to affiliates                           (890,623)               -         (890,623)
Distributions to members                                         (47,666)               -          (47,666)
Net loss                                                        (206,404)         (16,736)        (223,140)
                                      ---------------- ------------------ ---------------- ----------------
Balance March 31, 1999                      1,735,192        $14,558,842        $ (16,636)    $ 14,542,206
                                      ================ ================== ================ ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 1999


Operating activities:
Net loss                                                             $ (223,140)
Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation                                                         134,842
   Changes in operating assets and liabilities:
      Accounts receivable                                              (359,974)
      Accounts payable, Managing Member                                  16,864
      Accounts payable, other                                            32,929
      Unearned lease income                                              35,118
                                                                ----------------
Net cash used in operations                                            (363,361)
                                                                ----------------

Investing activities:
Purchases of equipment on operating leases                           (8,773,491)
Purchases of equipment on direct financing leases                    (4,184,704)
Reduction of net investment in direct financing leases                   78,546
                                                                ----------------
Net cash used in investing activities                               (12,879,649)
                                                                ----------------

Financing activities:
Capital contributions received                                       17,351,420
Payment of syndication costs to managing member                      (2,539,008)
Distributions to other members                                          (47,666)
                                                                ----------------
Net cash provided by financing activities                            14,764,746
                                                                ----------------

Net increase in cash and cash equivalents                             1,521,736

Cash and cash equivalents at beginning of period                            600
                                                                ----------------
Cash and cash equivalents at end of period                           $1,522,336
                                                                ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                              $ 105,548
                                                                ================
                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The unaudited interim financial statements reflect all adjustments which are, in the opinion of the managing member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the most recent report on Form 10K.


2.  Organization and Company matters:

ATEL Capital Equipment Fund VIII, LLC. (the Company), was formed under the laws of the State of California on July 31 , 1998, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 7, 1998, $100 of which represented the Managing Member's (ATEL Financial Corporation's) continuing interest, and $500 of which represented the Initial Members' capital investment.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 13, 1999, the Company commenced operations.

The Company does not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their individual tax returns.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                            Depreciation
                                                             Expense or          Balance
                                                            Amortization        March 31,
                                            Additions         of Leases           1999
Net investment in operating leases             8,773,491         $ (134,842)      $8,638,649
Net investment in direct financing leases      4,184,704            (78,546)       4,106,158
                                         ---------------- ------------------ ----------------
                                             $12,958,195         $ (213,388)     $12,744,807
                                         ================ ================== ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following as of March 31, 1999:

                           Transportation                      $ 7,404,130
                           Manufacturing                           494,113
                           Materials handling                      594,748
                           Other                                   280,500
                                                         ------------------
                                                                 8,773,491
                           Less accumulated depreciation          (134,842)
                                                         ------------------
                                                               $ 8,638,649
                                                         ==================

Direct financing leases:

As of March 31, 1999, investment in direct financing leases consists office automation equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 1999:

 Total minimum lease payments receivable                           $4,142,441
 Estimated residual values of leased equipment (unguaranteed)         448,103
                                                              ----------------
 Investment in direct financing leases                              4,590,544
 Less unearned income                                                (484,386)
                                                              ----------------
 Net investment in direct financing leases                         $4,106,158
                                                              ================

All of the property on leases was acquired in 1999. There were no dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                              Direct
           Year ending     Operating         Financing
          December 31,      Leases            Leases             Total
                  1999       $1,537,672          $ 856,505       $2,394,177
                  2000        2,052,365          1,141,734        3,194,099
                  2001        2,052,365          1,001,391        3,053,756
                  2002        2,052,365            579,542        2,631,907
                  2003        1,394,111            563,269        1,957,380
            Thereafter        4,779,513                  -        4,779,513
                        ---------------- ------------------ ----------------
                            $13,868,391        $ 4,142,441      $18,010,832
                        ================ ================== ================


4.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the Managing Member record time incurred in performing administrative services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of
   the Limited Liability Company units, deducted from Other
   Members' capital)                                                 $1,648,385
Reimbursement of other syndication costs to Managing Member             890,623
Administrative costs reimbursed to Managing Member                       40,113
Asset management fees to Managing Member                                 16,864
                                                               -----------------
                                                                     $2,595,985
                                                               =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)


5. Member's capital:

As of March 31, 1999, 1,735,192 Units ($17,351,920) were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


6.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $90,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At March 31, 1999, the Company had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 1999, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through March 31, 1999, the Company had received subscriptions for 1,767,141 Units ($17,671,410) all of which were issued and outstanding.

During the funding period, the Company's primary source of liquidity is subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Managing Member's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with the Managing Member and certain of its affiliates in a $90,000,000 revolving line of credit with a financial institution. The line of credit expires on January 31, 2000.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Limited Partners.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $4,700,000 as of March 31, 1999.

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

Cash Flows

During the first quarters of 1999, the Company's primary source of liquidity was the proceeds of its offering of Units.

Sources of cash flows from operating activities consisted primarily of direct financing lease revenues. In future periods, operating leases are expected to provide the majority of cash flows generated by operating activities.

Rents from direct financing leases were the only source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets.

The only source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash included payments of syndication costs associated with the offering and distributions to the members.


Results of operations


On January 13, 1999, the Company commenced operations. Operations resulted in a net loss of $223,140. The Company's primary source of revenues is from direct financing leases. In future periods, operating leases are expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first quarter of 1999 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings, going back as far as November 1998 when the Managing Member started to fund the related transactions on behalf of the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first quarter of 1999.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 1999 as the Company continues to acquire significant amounts of lease assets.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

 (1) Effective date of the offering: December 7, 1998;
 File  Number:   333-62477  (2)  Offering   commenced:
 December 7, 1998 (3) The offering  did not  terminate
 before any securities were sold. (4) The offering has
 not been  terminated  prior to the sale of all of the
 securities.  (5)  The  managing  underwriter  is ATEL
 Securities   Corporation.   (6)  The   title  of  the
 registered  class of  securities is "Units of Limited
 Liability Company interest" (7) Aggregate amount and offering price of securities registered and sold as of April 30, 1999


                                                    Aggregate                          Aggregate
                                                    price of                           price of
                                                    offering                           offering
                                   Amount            amount            Amount           amount
      Title of Security          Registered        registered           sold             sold

 Limited Company units              15,000,000       $150,000,000        2,533,533     $ 25,335,330

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

 Underwriting discounts and
 commissions                               $ -                          $2,406,856       $2,406,856

 Other expenses                                                          1,390,090        1,390,090

                               ----------------                    ---------------- ----------------
 Total expenses                            $ -                          $3,796,946       $3,796,946
                               ================                    ================ ================




 (9) Net offering proceeds to the issuer after the total expenses in item 8:           $ 21,538,384

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

 Purchase and installation of
 machinery and equipment                   $ -                         $21,411,707     $ 21,411,707

 Working capital                                                           126,677          126,677
                               ----------------                    ---------------- ----------------
                                           $ -                         $21,538,384     $ 21,538,384
                               ================                    ================ ================

 (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6. Exhibits And Reports On Form 8-K.

                       (a)Documents filed as a part of this report

                       1.  Financial Statements

                           Included in Part I of this report:

                           Balance Sheets, March 31, 1999 and December 31, 1998.

                           Statement  of  operations  for the three month period
                              ended March 31, 1999.

                           Statement  of changes in  partners'  capital  for the
                              three month period ended March 31, 1999.

                           Statements  of cash flows for the three month  period
                              ended March 31, 1999.

                           Notes to the Financial Statements

                       2.  Financial Statement Schedules

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       (b) Report on Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 14, 1999

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                                   By: ATEL Financial Corporation
                                       Managing Member of Registrant




                               By: /s/ A. J. Batt
                                   -----------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of Managing Member




                              By: /s/ Dean L. Cash
                                   -----------------------------------
                                  Dean L. Cash
                                  Executive Vice President
                                  of Managing Member




                              By: /s/ Paritosh K. Choksi
                                  -----------------------------------
                                  Paritosh K. Choksi
                                  Principal financial officer
                                  of registrant




                              By: /s/ Donald E. Carpenter
                                  -----------------------------------
                                  Donald E. Carpenter
                                  Principal accounting
                                  officer of registrant