Form 10-Q
period 1999-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 1999-08-13
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS

                                                  1999             1998
                                                  ----             ----
Cash and cash equivalents                         $4,777,792            $ 600
Accounts receivable                                  991,095                -
Investments in leases                             28,628,809                -
                                            ----------------- ----------------
Total assets                                     $34,397,696            $ 600
                                            ================= ================


                        LIABILITIES AND MEMBERS' CAPITAL


Accounts payable                                   $ 242,835

Unearned operating lease income                       49,766
                                            -----------------
Total liabilities                                    292,601
Members' capital:
     Managing member                                 (17,793)           $ 100
     Other members                                34,122,888              500
                                            ----------------- ----------------
Total members' capital                            34,105,095              600
                                            ----------------- ----------------
Total liabilities and members' capital           $34,397,696            $ 600
                                            ================= ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 1999
                                   (Unaudited)

                                                 Six Months       Three Months
Revenues:
   Leasing activities:
      Operating leases                              $1,481,475       $1,462,724
      Direct financing leases                          125,488           59,493
Interest                                                19,089           18,944
Other                                                      207              (44)
                                              ----------------- ----------------
                                                     1,626,259        1,541,117
Expenses:
Depreciation                                         1,043,220          908,378
Interest expense                                       422,582          317,034
Administrative cost reimbursements to
   Managing Member                                     276,123          236,010
Asset management fees to Managing Member                78,988           62,124
Professional fees                                       27,611           22,317
Other                                                   16,306           10,685
                                              ----------------- ----------------
                                                     1,864,830        1,556,548
                                              ----------------- ----------------
Net loss                                            $ (238,571)       $ (15,431)
                                              ================= ================

Net loss:
   Managing member                                   $ (17,893)        $ (1,157)
   Other members                                      (220,678)         (14,274)
                                              ----------------- ----------------
                                                    $ (238,571)       $ (15,431)
                                              ================= ================

Net loss per Limited Liability Company Unit            $ (0.11)         $ (0.00)
Weighted average number of Units outstanding         1,934,557        2,855,581


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 1999
                                   (Unaudited)

                                                   Other Members                Managing
                                             Units             Amount            Member            Total
Balance December 31, 1998                             50              $ 500            $ 100            $ 600
Capital contributions                          4,058,545         40,585,450                -       40,585,450
Less selling commissions to affiliates                           (3,855,618)               -       (3,855,618)
Other syndication costs to affiliates                            (1,957,345)               -       (1,957,345)
Distributions to members                                           (429,421)               -         (429,421)
Net loss                                                           (220,678)         (17,893)        (238,571)
                                        ----------------- ----------------------------------- ----------------
Balance June 30, 1999                          4,058,595        $34,122,888        $ (17,793)    $ 34,105,095
                                        ================= =================================== ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                                  JUNE 30, 1999
                                   (Unaudited)

                                                          Six Months       Three Months
Operating activities:
Net loss                                                     $ (238,571)       $ (15,431)
Adjustments to reconcile net loss to cash
   provided by operating activities:
   Depreciation                                               1,043,220          908,378
   Changes in operating assets and liabilities:
      Accounts receivable                                      (991,095)        (631,121)
      Accounts payable, Managing Member                               -          (16,864)
      Accounts payable, other                                   242,835          209,906
      Unearned lease income                                      49,766           14,648
                                                       ----------------- ----------------
Net cash used in operations                                     106,155          469,516
                                                       ----------------- ----------------

Investing activities:
Purchases of equipment on operating leases                  (24,638,437)     (15,864,946)
Purchases of equipment on direct financing leases            (5,341,088)      (1,156,384)
Reduction of net investment in direct financing leases          340,869          262,323
Payment of initial direct costs                                 (33,373)         (33,373)
                                                       ----------------- ----------------
Net cash used in investing activities                       (29,672,029)     (16,792,380)
                                                       ----------------- ----------------

Financing activities:
Capital contributions received                               40,585,450       23,234,030
Payment of syndication costs to managing member              (5,812,963)      (3,273,955)
Distributions to members                                       (429,421)        (381,755)
                                                       ----------------- ----------------
Net cash provided by financing activities                    34,343,066       19,578,320
                                                       ----------------- ----------------

Net increase in cash and cash equivalents                     4,777,192        3,255,456

Cash and cash equivalents at beginning of period                    600        1,522,336
                                                       ----------------- ----------------
Cash and cash equivalents at end of period                   $4,777,792       $4,777,792
                                                       ================= ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                      $ 422,582        $ 317,034
                                                       ================= ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Balance
                                                                              Amortization        June 30,
                                                             Additions          of Leases           1999
Net investment in operating leases                             $24,638,437       $ (1,038,644)     $23,599,793
Net investment in direct financing leases                        5,341,088           (340,869)       5,000,219
Initial direct costs, net of accumulated amortization               33,373             (4,576)          28,797
                                                          ----------------- -----------------------------------
                                                               $29,979,525       $ (1,379,513)     $28,628,809
                                                          ================= ===================================


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                   Balance
                                        Acquisitions               June 30,
                               1st Quarter      2nd Quarter        1999
Transportation                     $7,404,130      $ 9,160,425    $16,564,555
Marine vessel                               -        3,952,500      3,952,500
Materials handling                    594,748          987,960      1,582,708
Manufacturing                         494,113          952,267      1,446,380
Other                                 280,500          811,794      1,092,294
                               --------------- ---------------- --------------
                                    8,773,491       15,864,946     24,638,437
Less accumulated depreciation        (134,842)        (903,802)    (1,038,644)
                               --------------- ---------------- --------------
                                   $8,638,649      $14,961,144    $23,599,793
                               =============== ================ ==============

Direct financing leases:

As of June 30, 1999, investment in direct financing leases consists office automation equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 1999:

Total minimum lease payments receivable                           $5,027,357
Estimated residual values of leased equipment (unguaranteed)         565,388
                                                            -----------------
Investment in direct financing leases                              5,592,745
Less unearned income                                                (592,526)
                                                            -----------------
Net investment in direct financing leases                         $5,000,219
                                                            =================

All of the property on leases was acquired in 1999. There were no dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                  Direct
               Year ending    Operating          Financing
              December 31,      Leases            Leases            Total
                      1999       $1,919,921          $ 723,707       $2,643,628
                      2000        3,844,756          1,447,413        5,292,169
                      2001        3,844,756          1,306,797        5,151,553
                      2002        3,555,531            804,873        4,360,404
                      2003        2,303,980            708,252        3,012,232
                Thereafter        8,300,164             36,315        8,336,479
                           ----------------- ------------------ ----------------
                                $23,769,108        $ 5,027,357      $28,796,465
                           ================= ================== ================


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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of
   the Limited Liability Company units, deducted from Other
   Members' capital)                                             $3,855,618
Reimbursement of other syndication costs to Managing Member       1,957,345
Administrative costs reimbursed to Managing Member                  276,123
Asset management fees to Managing Member                             78,988
                                                                ------------
                                                                 $6,168,074
                                                                ============

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)


5. Member's capital:

As of June 30, 1999, 4,058,595 Units ($40,585,950) were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


6.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 31, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At June 30, 1999, the Company had no borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 1999, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through June 30, 1999, the Company had received subscriptions for 4,058,595 Units ($40,585,950) all of which were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on January 31, 2000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $16,158,000 as of June 30, 1999.

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


Cash Flows

During the first two quarters of 1999, the Company's primary source of liquidity was the proceeds of its offering of Units.

Sources of cash flows from operating activities consisted primarily of direct financing lease revenues.

Rents from direct financing leases were the only source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payment of initial direct costs related to lease asset purchases.

The only source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash included payments of syndication costs associated with the offering and distributions to the members.


Results of operations


On January 13, 1999, the Company commenced operations. Operations resulted in a net loss of $238,571 for the first half of the year and $15,431 for the second quarter. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first half of 1999 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings, going back as far as November 1998 when the Managing Member started to fund the related transactions on behalf of the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first half of 1999.

Results of operations in future periods are expected to vary considerably from those of the first half of 1999 as the Company continues to acquire significant amounts of lease assets.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

                             (1) Effective date of the offering: December 7, 1998; File Number: 333-62477 (2) Offering commenced: December 7, 1998 (3) The offering did not terminate before any securities were sold. (4) The offering has not been terminated prior to the sale of all of the securities. (5) The managing underwriter is ATEL Securities Corporation. (6) The title of the registered class of securities is "Units of Limited Liability Company interest"
                             (7) Aggregate amount and offering price of securities registered and sold as of July 31, 1999


                                                                                Aggregate                          Aggregate
                                                                                price of                           price of
                                                                                offering                           offering
                                                               Amount            amount            Amount           amount
                                  Title of Security          Registered        registered           sold             sold

                             Limited Company units              15,000,000       $150,000,000        4,592,168     $ 45,921,680

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

                             Underwriting discounts and
                             commissions                               $ -                          $4,362,560       $4,362,560

                             Other expenses                                                          2,316,476        2,316,476

                                                          -----------------                   ----------------- ----------------
                             Total expenses                            $ -                          $6,679,035       $6,679,035
                                                          =================                   ================= ================

                             (9) Net offering proceeds to the issuer after the total expenses in item 8:           $ 39,242,645

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

                             Purchase and installation of
                             machinery and equipment                   $ -                         $39,013,036     $ 39,013,036

                             Working capital                                                           229,608          229,608
                                                          -----------------                   ----------------- ----------------
                                                                       $ -                         $39,242,645     $ 39,242,645
                                                          =================                   ================= ================

                             (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

                         (a)Documents filed as a part of this report

                         1.  Financial Statements

                             Included in Part I of this report:

                             Balance  Sheets,  June 30,  1999 and  December  31,
                             1998.

                             Statements of operations for the six and three month periods ended June 30, 1999.

                             Statement of changes in partners' capital for the six month period ended June 30, 1999.

                             Statements of cash flows for the six and three month periods ended June 30, 1999.

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

Date:
August 13, 1999

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                                     By: ATEL Financial Corporation
                                         Managing Member of Registrant




                               By: /s/ A. J. BATT
                                   ------------------------------------
                                   A. J. Batt
                                   President and Chief Executive Officer
                                   of Managing Member




                               By: /s/ DEAN L. CASH
                                   ------------------------------------
                                   Dean L. Cash
                                   Executive Vice President
                                   of Managing Member




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