Form 10-Q
period 1999-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 1999-11-15
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS

                                                1999             1998
                                                ----             ----
Cash and cash equivalents                     $  2,498,115           $  600
Accounts receivable                              1,966,818                -
Other assets                                       150,000                -
Investments in leases                           55,896,235                -
                                          ----------------- ----------------
Total assets                                   $60,511,168            $ 600
                                          ================= ================


                        LIABILITIES AND MEMBERS' CAPITAL


Line of credit                                  $8,000,000

Accounts payable:
   General Partner                                 128,459
   Other                                         1,740,870

Unearned operating lease income                     41,768
                                          -----------------
Total liabilities                                9,911,097
Members' capital:
     Managing member                               (80,335)           $ 100
     Other members                              50,680,406              500
                                          ----------------- ----------------
Total members' capital                          50,600,071              600
                                          ----------------- ----------------
Total liabilities and members' capital         $60,511,168            $ 600
                                          ================= ================






                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                                       Nine Months      Three Months
Revenues:
   Leasing activities:
      Operating leases                                     $4,359,539       $2,878,064
      Direct financing leases                                 212,286           86,798
Interest                                                       72,585           53,496
Other                                                             372              165
                                                     ----------------- ----------------
                                                            4,644,782        3,018,523
Expenses:
Depreciation                                                2,792,084        1,748,864
Interest expense                                              764,541          341,959
Administrative cost reimbursements to Managing Member         516,568          240,445
Asset management fees to Managing Member                      232,387          153,399
Professional fees                                              29,213            1,602
Other                                                          40,006           23,700
                                                     ----------------- ----------------
                                                            4,374,799        2,509,969
                                                     ----------------- ----------------
Net income                                                  $ 269,983        $ 508,554
                                                     ================= ================

Net income:
   Managing member                                           $ 20,249         $ 38,142
   Other members                                              249,734          470,412
                                                     ----------------- ----------------
                                                            $ 269,983        $ 508,554
                                                     ================= ================

Net income per Limited Liability Company Unit                  $ 0.08           $ 0.09
Weighted average number of Units outstanding                3,014,585        4,998,549

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                                  Other Members                Managing
                                            Units             Amount            Member            Total
Balance December 31, 1998                            50              $ 500            $ 100            $ 600
Capital contributions                         6,017,684         60,176,840                -       60,176,840
Less selling commissions to affiliates                          (5,716,800)               -       (5,716,800)
Other syndication costs to affiliates                           (2,788,098)               -       (2,788,098)
Distributions to members                                        (1,241,770)        (100,684)      (1,342,454)
Net income                                                         249,734           20,249          269,983
                                       ----------------- ------------------ ---------------- ----------------
Balance September 30, 1999                    6,017,734        $50,680,406        $ (80,335)    $ 50,600,071
                                       ================= ================== ================ ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                                         Nine Months      Three Months
Operating activities:
Net income                                                    $ 269,983        $ 508,554
Adjustments to reconcile net income to cash provided
   by operating activities:
   Depreciation                                               2,792,084        1,748,864
   Changes in operating assets and liabilities:
      Accounts receivable                                    (1,966,818)        (975,723)
      Other assets                                             (150,000)        (150,000)
      Accounts payable, Managing Member                         128,459          128,459
      Accounts payable, other                                 1,740,870        1,498,035
      Unearned lease income                                      41,768           (7,998)
                                                       ----------------- ----------------
Net cash provided by operations                               2,856,346        2,750,191
                                                       ----------------- ----------------

Investing activities:
Purchases of equipment on operating leases                  (49,378,065)     (24,739,628)
Purchases of equipment on direct financing leases            (9,951,981)      (4,610,893)
Reduction of net investment in direct financing leases          675,100          334,231
Payment of initial direct costs                                 (33,373)               -
                                                       ----------------- ----------------
Net cash used in investing activities                       (58,688,319)     (29,016,290)
                                                       ----------------- ----------------

Financing activities:
Capital contributions received                               60,176,840       19,591,390
Payment of syndication costs to managing member              (8,504,898)      (2,691,935)
Borrowings under line of credit                               8,000,000        8,000,000
Distributions to members                                     (1,342,454)        (913,033)
                                                       ----------------- ----------------
Net cash provided by financing activities                    58,329,488       23,986,422
                                                       ----------------- ----------------

Net increase (decrease) in cash and cash equivalents          2,497,515       (2,279,677)
Cash and cash equivalents at beginning of period                    600        4,777,792
                                                       ----------------- ----------------
Cash and cash equivalents at end of period                   $2,498,115       $2,498,115
                                                       ================= ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                      $ 764,541        $ 341,959
                                                       ================= ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                              Depreciation
                                                                               Expense or         Balance
                                                                              Amortization     September 30,
                                                             Additions          of Leases           1999

Net investment in operating leases                             $49,378,065     $   (2,785,232)     $46,592,833
Net investment in direct financing leases                        9,951,981           (675,100)       9,276,881
Initial direct costs, net of accumulated amortization               33,373             (6,852)          26,521
                                                          ----------------- ------------------ ----------------
                                                               $59,330,046     $   (3,460,332)     $55,896,235
                                                          ================= ================== ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                                                                  Balance
                                                             Acquisitions                      September 30,
                                         1st Quarter      2nd Quarter          3rd Quarter          1999
                                         -----------      -----------          -----------          ----

Transportation                              $  7,404,130      $  9,160,425      $  14,675,893      $31,240,448
Natural gas compressors                                -                 -          6,272,782        6,272,782
Marine vessel                                          -         3,952,500                  -        3,952,500
Other                                            280,500           811,794          2,234,583        3,326,877
Manufacturing                                    494,113           952,267          1,177,406        2,623,786
Materials handling                               594,748           987,960            378,964        1,961,672
                                         ---------------- ----------------- ------------------ ----------------
                                               8,773,491        15,864,946         24,739,628       49,378,065
Less accumulated depreciation                   (134,842)         (903,802)        (1,746,588)      (2,785,232)
                                         ---------------- ----------------- ------------------ ----------------
                                            $  8,638,649       $14,961,144      $  22,993,040      $46,592,833
                                         ================ ================= ================== ================

Direct financing leases:

As of September 30, 1999, investment in direct financing leases consists office automation equipment. The following lists the components of the Company's investment in direct financing leases as of September 30, 1999:

Total minimum lease payments receivable                          $  9,871,322
Estimated residual values of leased equipment (unguaranteed)        1,233,142
                                                             -----------------
Investment in direct financing leases                              11,104,464
Less unearned income                                               (1,827,583)
                                                             -----------------
Net investment in direct financing leases                        $  9,276,881
                                                             =================

All of the property on leases was acquired in 1999. There were no dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


3.  Investment in leases (continued):

At September 30, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                          Year ending     Operating        Financing
                         December 31,      Leases            Leases            Total
                         ------------      ------            ------            -----
Three months ending December 31, 1999    $    1,836,999    $     557,665     $  2,394,664
        Year ending December 31, 2000         7,330,462        2,230,662        9,561,124
                                 2001         7,312,926        2,090,045        9,402,971
                                 2002         6,902,229        1,569,838        8,472,067
                                 2003         5,023,207        1,418,365        6,441,572
                           Thereafter        17,635,270        2,004,747       19,640,017
                                      ------------------ ---------------- ----------------
                                          $  46,041,093     $  9,871,322      $ 55,912,415
                                      ================== ================ ================


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

Substantially all employees of the Managing Member record time incurred in performing administrative services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of actual costs incurred on behalf of the Company or the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                               $5,716,800
Reimbursement of other syndication costs to Managing Member                            2,788,098
Administrative costs reimbursed to Managing Member                                       516,568
Asset management fees to Managing Member                                                 232,387
                                                                                -----------------
                                                                                      $9,253,853
                                                                                =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)


5. Member's capital:

As of September 30, 1999, 6,017,734 Units ($60,177,340) were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


6.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on January 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At September 30, 1999, the borrowings under the line of credit were $8,000,000.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 1999.


7.  Long-term debt:

The Company has established a $40 million dollar receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders will receive a general lien against all of the otherwise unencumbered assets of the Company. The program provides for borrowing at a variable interest rate and requires the Managing Member to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Managing Member anticipates that this program will allow the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. It is the intention of the Company to use the receivables funding program to finance assets leased to those credits which, in the opinion of the Managing
Member, have a relatively lower potential risk of lease default then those lessees with equipment financed with non-recourse debt. The Company will continue to use its traditional sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

There were no borrowings under the facility as of September 30, 1999.


8.  Commitments:

As of September 30, 1999, the Company had outstanding commitments to purchase lease equipment totaling approximately $33,852,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first nine months of 1999, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through September 30, 1999, the Company had received subscriptions for 6,017,734 Units ($60,177,340) all of which were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on January 28, 2000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $33,852,000 as of September 30, 1999.

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

Cash Flows

During the first nine months of 1999, the Company's primary source of liquidity was the proceeds of its offering of Units.

Sources of cash flows from operating activities consisted primarily of operating lease revenues.

Rents from direct financing leases were the only source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payment of initial direct costs related to lease asset purchases.

The primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Borrowings under the line of credit was the only other financing source of cash. Financing uses of cash included payments of syndication costs associated with the offering and distributions to the members.


Results of operations


On January 13, 1999, the Company commenced operations. Operations resulted in net income of $269,983 for the nine month period and $508,554 for the three month period. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense for the first nine months of 1999 related largely to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings, going back as far as November 1998 when the Managing Member started to fund the related transactions on behalf of the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first nine months of 1999.

Results of operations in future periods are expected to vary considerably from those of the first nine months of 1999 as the Company continues to acquire significant amounts of lease assets.

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

               (5) The managing underwriter is ATEL Securities Corporation.

               (6) The title of the registered class of securities is "Units of Limited Liability Company interest". (7) Aggregate amount and offering price of securities registered and sold as of October 31, 1999.

                                                                                Aggregate                          Aggregate
                                                                                price of                           price of
                                                                                offering                           offering
                                                               Amount            amount            Amount           amount
                                  Title of Security          Registered        registered           sold             sold

                             Limited Company units              15,000,000   $150,000,000            6,631,651   $ 66,316,510

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

                             Underwriting discounts and
                             commissions                               $ -                          $6,300,068       $6,300,068

                             Other expenses                              -                           3,234,243        3,234,243

                                                          -----------------                   ----------------- ----------------
                             Total expenses                            $ -                          $9,534,311       $9,534,311
                                                          =================                   ================= ================


               (9) Net offering proceeds to the issuer after the total expenses in item 8: $ 56,782,199

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

                             Purchase and installation of
                             machinery and equipment                   $ -                         $56,450,616     $ 56,450,616

                             Working capital                             -                             331,583          331,583
                                                          -----------------                   ----------------- ----------------
                                                           $             -                         $56,782,199      $ 56,782,199
                                                          =================                   ================= ================

               (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6. Exhibits And Reports On Form 8-K.

                         (a) Documents filed as a part of this report

                         1.  Financial Statements

                             Included in Part I of this report:

                             Balance Sheets, September 30, 1999 and December 31, 1998.

                             Income statements for the nine and three month periods ended September 30, 1999.

                             Statement of changes in partners' capital for the nine month period ended September 30, 1999.

                             Statements of cash flows for the nine and three month periods ended September 30, 1999.

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

Date:
November 12, 1999

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