Form 10-K
period 1999-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2000-03-29
CIK 1069152

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 1999
                                       OR
                         |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                              ____

                        Commission File number 333-62477

                      ATEL Capital Equipment Fund VIII, LLC

California                                                      94-3307404
----------                                                      ----------
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

On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and ATEL requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of February 18, 1999, the Company had received subscriptions for 775,777 Units ($7,757,770) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of December 31, 1999, the Company had received and accepted subscriptions for 7,744,276 Units ($77,442,760) in addition to the Initial Members' Units. As of that date, 7,744,326 Units were issued and outstanding.

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

 As of December 31, 1999, the Company had purchased equipment with a total acquisition price of $142,792,186.

The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees which (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by ATEL, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by the Managing Member, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities.

During 1999 certain lessees generated significant portions of the Company's total lease revenues as follows:

           Lessee                  Type of Equipment
Transamerica Leasing Inc.          Intermodal containers                   31%
Staples, Inc.                      Point of sale / materials handling      12%
Stewart & Stevenson Services, Inc. Gas Compressors                         12%
Seamex International Ltd.          Anchor Handler Tug Supply Vessel        10%

These percentages are not expected to be comparable in future periods.

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

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 1999 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of setoff exists.

                                  Purchase price excluding  Percentage of total
        Asset types                   acquisition fees         acquisitions
        -----------                   ----------------         ------------
Transportation, rail                      $38,224,944                  26.75%
Aircraft                                   24,411,837                  17.10%
Transportation, intermodal
   containers                              21,228,750                  14.87%
Manufacturing                              19,969,858                  13.99%
Transportation, other                      10,766,885                   7.54%
Point of sale / office automation           7,621,181                   5.34%
Gas compressors                             7,298,694                   5.11%
Marine vessels                              3,952,500                   2.77%
Other *                                     9,317,537                   6.53%
                                      ----------------       -----------------
                                         $142,792,186                 100.00%
                                      ================       =================

* Individual asset types included in "Other" represent less than 2.5% of the total.

                                  Purchase price excluding  Percentage of total
     Industry of lessee               acquisition fees         acquisitions
     ------------------               ----------------         ------------
Transportation, rail                      $38,224,944                  26.77%
Transportation, air                        24,411,837                  17.10%
Transportation, containers                 21,228,750                  14.87%
Manufacturing                              20,922,705                  14.65%
Transportation, other                      14,199,765                   9.94%
Retail                                     11,242,250                   7.87%
Other *                                    12,561,935                   8.80%
                                      ----------------       -----------------
                                         $142,792,186                 100.00%
                                      ================       =================

* Individual lessee industries included in "Other" represent less than 5% of the total.

For further information regarding the Company's equipment lease portfolio as of December 31, 1999, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


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

Holders

As of December 31, 1999, a total of 2,073 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 1999 operations was $0.0667 per Unit. The distributions were made in February 1999 through December 1999 and in January 2000. For each quarterly distribution (made in April, July and October 1999 and in January 2000) the rate was $0.20 per Unit. Distributions were from 1999 cash flows from operations. An additional distribution from 1999 cash flows was made in January 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all monthly distributions received to a total of $.075 per month per Unit and to $0.225 per Unit per quarter for those receiving distributions on a quarterly basis. The total distributions represent a distribution rate of 9% per annum on the original invested capital. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month, quarter or year that the Units were outstanding.

The following table presents summarized information regarding distributions to Other Members:

                                                           1999
Distributions of net income                                    $ 0.06
Return of investment                                             0.55
                                                     -----------------
Distributions per unit                                           0.61
Differences due to timing of distributions                       0.29
                                                     -----------------
Nominal distribution rates from above                          $ 0.90
                                                     =================


Information provided pursuant to ss. 228.701 (Item 701(f)) (formerly included in Form SR):

  (1) Effective date of the offering:  December 7, 1998; File Number: 333-62477
  (2) Offering commenced: December 7, 1998
  (3) The offering did not terminate before any securities were sold.
  (4) The offering has not been terminated prior to the sale of all of the securities.
  (5) The managing underwriter is ATEL Securities Corporation.
  (6) The title of the registered class of securities is "Limited Liability Company Units"
  (7) Aggregate amount and offering price of securities registered and sold as of February 29, 2000.

                                                       Aggregate                           Aggregate
                                                       price of                            price of
                                                       offering                            offering
                                       Amount           amount            Amount            amount
  Title of Security                  Registered       registered           sold              sold
  -----------------                  ----------       ----------           ----              ----
    Limited Liability Company
   Units                              15,000,000    $ 150,000,000         8,634,635      $ 86,346,350

  (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                    Direct or indirect payments to
                                    directors, officers, managing
                                    member of the issuer or their
                                     associates; to persons owning
                                      ten percent or more of any        Direct or
                                    class of equity securities of        indirect
                                   the issuer; and to affiliates of    payments to
                                     the issuer                           others             Total
                                     ----------                           ------             -----

  Underwriting discounts and
  commissions                          $ 1,170,064                        $ 7,032,839       $ 8,202,903

  Other expenses                                 -                          4,135,586         4,135,586
                                   ----------------                  -----------------  ----------------
  Total expenses                       $ 1,170,064                       $ 11,168,425      $ 12,338,489
                                   ================                  =================  ================

  (9) Net offering proceeds to the issuer after the total expenses in item 8:              $ 74,007,861

  (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                     Direct or indirect payments
                                   to directors, officers, general
                                   partners of the issuer or their
                                        associates; to persons
                                      owning ten percent or more        Direct or
                                        of any class of equity           indirect
                                    securities of the issuer; and      payments to
                                     to affiliates of the issuer          others             Total
                                     ---------------------------          ------             -----

  Purchase and installation of
  machinery and equipment                      $ -                       $ 73,576,129      $ 73,576,129

  Working capital                                -                            431,732           431,732
                                   ----------------                  -----------------  ----------------
                                               $ -                       $ 74,007,861      $ 74,007,861
                                   ================                  =================  ================

  (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 1999 and 1998. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                                         1999              1998
                                                                         ----              ----
Gross revenues                                                          $ 8,660,653          $ -
Net income                                                                $ 438,835          $ -
Weighted average Units                                                    4,031,294           50
Net income per Unit, based on weighted average Units outstanding             $ 0.06          $ -
Distributions per Unit, based on weighted average Units outstanding          $ 0.61          $ -
Total Assets                                                          $ 145,663,336        $ 600
Non-recourse  & Long-term Debt                                         $ 71,848,617          $ -
Total Partners' Capital                                                $ 64,130,010        $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Company commenced its offering on December 7, 1998. As of December 31, 1998, all of the proceeds of the offering were held by the escrow agent. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). During the funding period and until the Company's initial portfolio of equipment has been purchased, funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company's public offering provides for a total maximum capitalization of $150,000,000.

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

The Company participates with ATEL and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 30, 2000. As of December 31, 1999, the Company had borrowed $7,500,000 under the line of credit and used the proceeds to purchase assets under lease to several lessees. At December 31, 1999, $21,857,103 was available under the line of credit.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Other Members. At December 31, 1999, there were commitments to purchase lease assets totaling approximately $25,400,000.

ATEL or an Affiliate may purchase equipment in its own name, the name of an Affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that:
(i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to ATEL or Affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by ATEL or Affiliate and the time acquired by the Company;
(iv) there is no benefit arising out of such transaction to ATEL or its Affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired shall be treated as belonging to the Company.

The Company currently has available adequate reserves to meet its immediate cash requirements, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. ATEL envisions no such requirements for operating purposes.

In 1999, the Company established a $70 million receivables funding program with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provides for borrowing at a variable interest rate and requires the Managing Member to enter into hedge agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Managing Member anticipates that this program will allow the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions.

It is the intention of the Company to use the receivables funding program to finance assets leased to those lessees which, in the opinion of the Managing
Member, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. The Company will continue to use its traditional sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

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

Cash Flows

In 1999, the Company's primary sources of cash were various types of debt proceeds and the proceeds of its public offering of Units.

The primary source of cash from operating activities in 1999 was operating lease rents.

Rents from direct financing leases was the only significant source of cash from investing activities. Uses of cash in investing activities consisted primarily of purchases of assets on operating and direct financing leases. Cash was also used to pay initial direct costs associated with those leases.

The primary source of cash from financing activities was the proceeds of the Company's public offering. Proceeds from non-recourse and long-term debt and borrowings under the line of credit also provided cash in 1999. Cash provided by financing activities was used to purchase lease assets.


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

Operations in 1999 resulted in net income of $438,835. Operations in future periods are not expected to be comparable to those in 1999.

Impact of the Year 2000

To date, the Company has experienced no significant year 2000 problems and the Managing Member believes it does not have continued exposure to the year 2000 problem.


Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks including foreign currency exchange rate risk, commodity risk and equity price risk are insignificant to both its financial position and results of operations.

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is therefore exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 1999, $7,500,000 was outstanding on the floating rate line of credit. Also, as described in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates.

To hedge its interest rate risk, the Company enters into interest rate swaps which effectively modify the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable rate facility and the amounts due under facility at the fixed (hedged) rate. As of December 31, 1999, borrowings on the facility were $64,674,000 and the associated variable rate was 6.2476%. The average fixed rate achieved with the swap agreements was 7.23%.

In general, these swap agreements eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company's facility borrowings at December 31, 1999, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Company's 2000 variable interest expense by approximately $604,000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 22.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC as of December 31, 1999 and 1998, and the related statements of income, changes in members' capital and cash flows for the year ended December 31, 1999, and the related statements of changes in members' capital and cash flows for the period from July 31, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 1999 and 1998, and the results of operations, changes in members' capital and its cash flows for the year ended December 31, 1999, and its changes in members' capital and cash flows for the period from July 31, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP
San Francisco, California
February 8, 2000

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                   1999              1998
                                                   ----              ----
Cash and cash equivalents                      $    3,973,342            $   600
Accounts receivable                                 2,124,786                 -
Other assets                                          145,000                 -
Investments in equipment and leases               139,420,208                 -
                                             -----------------  ----------------
Total assets                                    $ 145,663,336             $ 600
                                             =================  ================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                   $ 64,674,000
Non-recourse debt                                   7,174,617
Line of credit                                      7,500,000
Accounts payable:
   Managing Member                                    811,287
   Other                                                1,123

Accrued interest payable                              114,602

Unearned operating lease income                     1,257,697
                                             -----------------
Total liabilities                                  81,533,326
Members' capital:
     Managing Member                                        -             $ 100
     Other members                                 64,130,010               500
                                             -----------------  ----------------
Total members' capital                             64,130,010               600
                                             -----------------  ----------------
Total liabilities and members' capital          $ 145,663,336             $ 600
                                             =================  ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                               STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 1999


Revenues:
   Leasing activities:
      Operating leases                                              $ 8,212,649
      Direct financing leases                                           347,764
      Gain on sales of assets                                             3,017
Interest                                                                 95,948
Other                                                                     1,275
                                                              ------------------
                                                                      8,660,653
Expenses:
Depreciation and amortization                                         5,392,504
Interest expense                                                      1,340,804
Administrative cost reimbursements to Managing Member                   767,386
Asset management fees to Managing Member                                443,943
Professional fees                                                       155,743
Other                                                                   121,438
                                                              ------------------
                                                                      8,221,818
                                                              ------------------
Net income                                                            $ 438,835
                                                              ==================

Net income:
   Managing Member                                                    $ 199,415
   Other members                                                        239,420
                                                              ------------------
                                                                      $ 438,835
                                                              ==================

Net income per Limited Liability Company Unit                            $ 0.06
Weighted average number of Units outstanding                          4,031,294

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                  FOR THE PERIOD FROM JULY 31, 1998 (INCEPTION)
                      THROUGH DECEMBER 31, 1998 AND FOR THE
                          YEAR ENDED DECEMBER 31, 1999

                                                         Other Members
                                                         -------------                Managing
                                                     Units           Amount            Member             Total
                                                     -----           ------            ------             -----
Capital contributions                                        50            $ 500             $ 100             $ 600
                                                ---------------- ---------------- -----------------  ----------------
Balance December 31, 1998                                    50              500               100               600
Capital contributions                                 7,744,276       77,442,760                 -        77,442,760
Less selling commissions to affiliates                                (7,357,062)                -        (7,357,062)
Other syndication costs to affiliates                                 (3,734,924)                -        (3,734,924)
Distributions to Managing Member                                               -          (199,515)         (199,515)
Distributions to other members ($0.61 per Unit)                       (2,460,684)                -        (2,460,684)
Net income                                                               239,420           199,415           438,835
                                                ---------------- ---------------- -----------------  ----------------
Balance December 31, 1999                             7,744,326     $ 64,130,010               $ -      $ 64,130,010
                                                ================ ================ =================  ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                  FOR THE PERIOD FROM JULY 31, 1998 (INCEPTION)
                      THROUGH DECEMBER 31, 1998 AND FOR THE
                          YEAR ENDED DECEMBER 31, 1999


                                                            1999           1998
                                                            ----           ----
Operating activities:
Net income                                                   $ 438,835
Adjustments to reconcile net income to cash provided
   by operating activities:
   Gain on sales of assets                                      (3,017)
   Depreciation and amortization                             5,392,504
   Changes in operating assets and liabilities:
      Accounts receivable                                   (2,124,786)
      Other assets                                            (145,000)
      Accounts payable, Managing Member                        811,287
      Accounts payable, other                                    1,123
      Accrued interest                                         114,602
      Unearned lease income                                  1,257,697
                                                      -----------------
Net cash provided by operations                              5,743,245
                                                      -----------------

Investing activities:
Purchases of equipment on operating leases                (135,053,806)
Purchases of equipment on direct financing leases           (9,992,009)
Reduction of net investment in direct financing leases         951,549
Payment of initial direct costs to Managing Member            (753,607)
Proceeds from sales of assets                                   38,178
                                                      -----------------
Net cash used in investing activities                     (144,809,695)
                                                      -----------------

Financing activities:
Capital contributions received                              77,442,760    $ 600
Payment of syndication costs to Managing Member            (11,091,986)       -
Proceeds of non-recourse debt                                7,174,617        -
Proceeds of other long-term debt                            65,000,000        -
Repayments of other long-term debt                            (326,000)       -
Repayments of line of credit                               (69,141,662)       -
Borrowings under line of credit                             76,641,662        -
Distributions to other members                              (2,460,684)       -
Distributions to Managing Member                              (199,515)       -
                                                      -----------------  -------
Net cash provided by financing activities                  143,039,192      600
                                                      -----------------  -------

Net increase in cash and cash equivalents                    3,972,742      600
Cash and cash equivalents at beginning of period                   600        -
                                                      -----------------  -------
Cash and cash equivalents at end of period                 $ 3,973,342    $ 600
                                                      =================  =======

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                   $ 1,340,804      $ -
                                                      =================  =======


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

As of December 31, 1998, the Company had not commenced operations other than those relating to organizational matters. The Company, or ATEL on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Company is limited by certain provisions of the Limited Liability Company Operating Agreement (Operating Agreement). On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received. On that date, the Company commenced operations in its primary business (leasing activities).

The Company, or the Managing Member on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Company is limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000 (see Note 6).

The Company's business consists of leasing various types of equipment. As of December 31, 1999, the original terms of the leases ranged from fifteen months to ten years.

Pursuant to the Operating Agreement, the Managing Member receives compensation and reimbursements for services rendered on behalf of the Company (see Note 6). The Managing Member is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.


2.  Summary of significant accounting policies:

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases.

Revenues from operating leases are recognized evenly over the life of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported on the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

Investment in leveraged leases:

Leases which are financed principally with non-recourse debt at lease inception and which meet certain other criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related non-recourse debt service (which includes unpaid principal and aggregate interest on such debt) plus estimated residual values. Unearned income represents the excess of anticipated cash flows (after taking into account the related debt service and residual values) over the investment in the lease and is amortized using a constant rate of return applied to the net investment when such investment is positive.

Statements of cash flows:

For purposes of the Statements of Cash Flows, cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Income taxes:

The Company does not provide for income taxes since all income and losses are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns.

The tax basis of the Partnership's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

         Financial statement basis of net assets              $ 64,130,010
         Tax basis of net assets                                61,162,734
                                                           ----------------
         Difference                                            $ 2,967,276
                                                           ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company's federal tax return (unaudited):


        Net income per financial statements                     $ 438,835
        Adjustment to depreciation expense                    (16,401,065)
        Adjustments to lease revenues                           2,343,563
                                                          ----------------
        Net loss per federal tax return                     $ (13,618,667)
                                                          ================

Per unit data:

Net income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.  Summary of significant accounting policies (continued):

Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 1999.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Reserve for losses and impairments:

The Company maintains a reserve on its investments in equipment and leases for losses and impairments which are inherent in the portfolio as of the balance sheet date. The Managing Member's evaluation of the adequacy of the allowance is a judgmental estimate that is based on a review of individual leases, past loss experience and other factors. While the Managing Member believes the allowance is adequate to cover known losses, it is reasonably possible that the allowance may change in the near term. However, such change is not expected to have a material effect on the financial position or future operating results of the Company. It is the Company's policy to charge off amounts which, in the opinion of the Managing Member, are not recoverable from lessees or the disposition of the collateral.


3.  Investment in leases:

At December 31, 1999 the Company's investments in equipment and leases consist of the following:

                                                              Depreciation
                                                               Expense or         Reclass-           Balance
                                                              Amortization     ifications or      December 31,
                                               Additions        of Leases       Dispositions          1999
                                               ---------        ---------       ------------          ----
Net investment in operating leases             $135,053,806     $ (5,329,189)        $ (35,161)    $ 129,689,456
Net investment in direct financing leases         9,992,009         (951,549)                -         9,040,460
Initial direct costs, net of accumulated
   amortization of $65,075                          753,607          (63,315)                -           690,292
                                            ---------------- ---------------- -----------------  ----------------
                                               $145,799,422     $ (6,344,053)        $ (35,161)    $ 139,420,208
                                            ================ ================ =================  ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                  Reclass-          Balance
                                                ifications or     December 31,
                                 Additions      Dispositions          1999
                                 ---------      ------------          ----
Transportation, rail              $38,240,579    $   (15,635)   $    38,224,944
Aircraft                           24,411,837               -        24,411,837
Containers                         21,250,000         (21,250)       21,228,750
Manufacturing                      21,949,691               -        21,949,691
Transportation, other              10,247,265               -        10,247,265
Natural gas compressors             7,863,922               -         7,863,922
Marine vessel                       3,952,500               -         3,952,500
Materials handling                  2,086,090               -         2,086,090
Other                               5,051,922               -         5,051,922
                              ---------------- --------------- -----------------
                                  135,053,806         (36,885)      135,016,921
Less accumulated depreciation      (5,329,189)          1,724        (5,327,465)
                              ---------------- --------------- -----------------
                               $129,724,617     $     (35,161)  $   129,689,456
                              ================ =============== =================

Direct financing leases:

As of December 31, 1999, investment in direct financing leases consists of office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of December 31, 1999:

Total minimum lease payments receivable                       $       9,500,631
Estimated residual values of leased equipment (unguaranteed)        1,247,559
                                                             -----------------
Investment in direct financing leases                              10,748,190
Less unearned income                                               (1,707,730)
                                                             -----------------
Net investment in direct financing leases                     $       9,040,460
                                                             =================

All of the property on leases was acquired in 1999. There were no significant dispositions of such property.

At December 31, 1999, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
              Year ending     Operating        Financing
             December 31,      Leases           Leases            Total
             ------------      ------           ------            -----
                     2000   $  22,716,273    $     2,288,208  $     25,004,481
                     2001       20,749,211        2,147,135        22,896,346
                     2002       17,747,183        1,623,000        19,370,183
                     2003       12,172,513        1,425,170        13,597,683
                     2004        5,284,853          751,048         6,035,901
               Thereafter       14,479,350        1,266,070        15,745,420
                           ---------------- ---------------- -----------------
                            $  93,149,383    $     9,500,631  $   102,650,014
                           ================ ================ =================

At December 31, 1999, there were commitments to purchase lease assets totaling approximately $25,400,000.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 1999, the carrying value of the pledged assets is approximately $28,281,234. The notes mature from 2001 through 2004.

Future minimum payments of non-recourse debt are as follows:

         Year ending
          December 31,     Principal        Interest           Total
                  2000      $ 2,046,929        $ 484,956      $ 2,531,885
                  2001        1,027,688          403,662        1,431,350
                  2002                -          331,724          331,724
                  2003           53,814          331,724          385,538
                  2004        4,046,186           53,814        4,100,000
                         --------------- ---------------- ----------------
                            $ 7,174,617      $ 1,605,880      $ 8,780,497
                         =============== ================ ================


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (6.2476% at December 31, 1999).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 1999, the Company receives or pays interest on a notional principal of $64,674,000, based on the difference between nominal rates ranging from 6.84% to 7.44% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


5.  Other long-term debt (continued):

 Borrowings under the Program are as follows:
                                                               Variable Interest
                 Original        Balance          Rate on          Rate at
                  Amount      December 31,     Interest Swap     December 31,
Date Borrowed    Borrowed         1999           Agreement           1999
-------------    --------         ----           ---------           ----
  11/11/99      $ 20,000,000     $19,674,000       6.84%           6.2476%
  12/21/99        20,000,000      20,000,000       7.41%           6.2476%
  12/24/99        25,000,000      25,000,000       7.44%           6.2476%
               -------------- ---------------
                $ 65,000,000     $64,674,000
               ============== ===============

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of other long-term debt are as follows:

        Year ending
        December 31,       Principal        Interest           Total
                           ---------        --------           -----
                  2000     $ 10,618,000      $ 4,379,697     $ 14,997,697
                  2001       12,271,000        3,527,360       15,798,360
                  2002       12,187,000        2,637,302       14,824,302
                  2003       10,103,000        1,815,423       11,918,423
                  2004        5,538,000        1,226,662        6,764,662
            Thereafter       13,957,000        2,064,266       16,021,266
                         --------------- ---------------- ----------------
                           $ 64,674,000      $15,650,710     $ 80,324,710
                         =============== ================ ================


6.  Related party transactions:

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

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


6.  Related party transactions (continued):

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

Selling commissions (equal to 9.5% of the selling price of
   the Limited Liability Company units, deducted from Other
   Members' capital)                                               $ 7,357,062
Reimbursement of other syndication costs to Managing Member          3,734,924
Initial direct costs paid to Managing Member                           753,607
Administrative costs reimbursed to Managing Member                     767,386
Asset management fees to Managing Member                               443,943
                                                                ---------------
                                                                  $ 13,056,922
                                                                ===============


7.  Members' capital:

As of December 31, 1999, 7,744,326 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to ATEL.

An additional allocation of income has been made to the Managing Member. The amount allocated was determined so as to bring the Managing Member's ending capital account balance to the amount of capital contributions that the Managing Member will be required to make in a future period.


8.  Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to the Managing Member's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 1999 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

         Transportation, rail                 27%
         Transportation, air                  17%
         Transportation, containers           15%
         Manufacturing                        15%

During 1999, four customers comprised 31%, 12%, 12% and 10% of the Company's revenues from leases.


9.  Line of credit:

The Company participates with ATEL and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on April 30, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


9.  Line of credit (continued):

During 1999, the Company borrowed $76,641,662 under the line of credit. Repayments on the line of credit were $69,141,662 during 1999 and $7,500,000 remained outstanding as of December 31, 1999. At December 31, 1999, the rate on such borrowings was 7.73%. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 1999. At December 31, 1999, $21,857,103 was available under this agreement.


10.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company's non-recourse debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's non-recourse debt at December 31, 1999 is $6,795,632.

Other long-term debt:

The fair value of the Company's other long-term debt is estimated using discounted cash flow analyses, based on the Company's current variable borrowing rate for the facility. The estimated fair value of the other long-term debt at December 31, 1999 is $64,883,360.

Line of credit:

The carrying amounts of the Company's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. The carrying amounts of the interest rate swaps approximate fair value at December 31, 1999.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

Inapplicable.


                                    PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the Managing Member) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies pursuant to a corporate restructuring completed in July 1994. The outstanding capital stock of ATEL Capital Group is owned 73.125% by A. J. Batt and 24.375% by Dean Cash, and was obtained in the restructuring in exchange for their capital interests in ATEL Financial Corporation. The remaining 2.5% is owned by Paritosh K. Choksi.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFC. ATEL Securities Corporation ("ASC"), is a wholly-owned subsidiary of ATEL Financial Corporation.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

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

Paritosh K. Choksi            Director, Senior Vice President and Chief
                              Financial Officer of ACG, AFC, ALC, AEC and AIS

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

Barbara F. Medwadowski        Vice President - Syndication of ALC

James A. Kamradt              Director of Pricing and Syndication of ALC

Thomas D. Sbordone            Senior Vice President - Marketing of ALC

Russell H. Wilder             Vice President - Credit of AEC

John P. Scarcella             Vice President of ASC

A. J. Batt, age 63, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 49, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 46, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 51, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 41, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Carl W. Magnuson, age 56, joined ATEL in 1994 and is vice president - syndication for ALC. Mr. Magnuson is responsible for acquiring third party lease transactions and debt placement. Prior to joining ATEL he was a regional group manager and portfolio sales manager for Bell Atlantic Systems Leasing for 10 years. From 1983 to 1984 he was vice president and chief financial officer of the Handi-Kup Company, a plastics manufacturer, and from 1981 to 1982 he was controller for the Cyclotron Corporation, engaged in nuclear medicine research and development. From 1978 to 1981 he was executive vice president of Shannon Financial Corporation, a middle market leasing corporation. From 1975 to 1978 he was a deputy program manager for the Watkins Johnson Company. From 1968 to 1973 Mr. Magnuson was an engineering duty officer in the U. S. Navy. Mr. Magnuson received a B.S. in Engineering Science and an M.S. in applied mathematics from the Rensselaer Polytechnic Institute, an M.S. in industrial engineering/operations research from Stanford University, and an M.B.A. from the University of California at Berkeley.

Barbara F. Medwadowski, age 60, joined ATEL in 1997 and is vice president - syndication for ALC. Ms. Medwadoski is responsible for acquiring third party lease transactions. Prior to joining ATEL, she was a syndications manager for Mellon US Leasing (successor to USL Capital and U.S. Leasing Corporation) for nine years. From 1985 to 1987, she was a vice president with Great Western Leasing where she acquired lease and loan transactions from intermediaries. From 1982 through 1984, she was a portfolio manager with U.S. Leasing Corporation. Ms. Medwadowski received an M.B.A. degree from the University of California at Berkeley in 1982. From 1964 through 1979, she was a senior researcher in lipids and lipoproteins at the University of California at Berkeley. In 1964, she earned an M.S. degree in nutrition and in 1961 a B.S. degree in child development, each from the University of California at Berkeley.

James A. Kamradt, age 38, director of pricing and syndication for ALC, joined ATEL in 1997. Mr. Kamradt is involved in the pricing of lease transactions and the placement of debt to leverage certain transactions. From 1985 to 1997, Mr. Kamradt managed his own private consulting business, providing underwriting and operational services for numerous leasing companies. Prior to that, Mr. Kamradt was the national operations officer for the computer leasing division of Phoenix American; and regional credit manager for Dana Commercial Credit Corporation. Mr. Kamradt received a B.S. from Michigan Technological University's Engineering School of Business, and an M.B.A. from Haas School of Business of the University of California, Berkeley.

Thomas D. Sbordone, age 41, senior vice president - marketing for ALC, joined ATEL in 1993, as a regional vice president in the northeastern United States. Mr. Sbordone is currently responsible for new business development within the eastern U.S., including management of filed sales personnel and directly interfacing with ATEL's existing and prospective clients to achieve the company's lease investment objectives. Prior to joining ATEL, Mr. Sbordone was employed, from 1985, by American Finance Group, a Boston-based equipment lessor. While there, Mr. Sbordone's various responsibilities involved lease origination of vendor finance relationships. Mr. Sbordone earned a B.S., with honors, in finance and marketing from Northeastern University, and has attended Bentley College Graduate School of Business.

Russell H. Wilder, age 45, joined ATEL in 1992 as vice president of ATEL Business Credit, a wholly-owned subsidiary of ACG. Immediately prior to joining ATEL, Mr. Wilder was a personal property broker specializing in equipment leasing and financing and an outside contractor in the areas of credit and collections. From 1985 to 1990 he was vice president and manager of leasing for Fireside Thrift Co., a Teledyne subsidiary, and was responsible for all aspects of setting up and managing the department, which operated as a small ticket lease funding source. From 1983 to 1985 he was with Wells Fargo Leasing Corporation as assistant vice president in the credit department where he oversaw all credit analysis on transactions in excess of $2 million. From 1978 to 1983 he was district credit manager with Westinghouse Credit Corporation's Industrial Group and was responsible for all non-marketing operations of various district offices. Mr. Wilder holds a B.S. with honors in agricultural economics and business management from the University of California, Davis. He has been awarded the Certified Lease Professional designation by the Western Association of Equipment Lessors.

John P. Scarcella, age 38, joined ATEL Securities as vice president in 1992. He is involved in the marketing of securities offered by ASC. Prior to joining ASC, from 1987 to 1991, he was employed by Lansing Pacific Fund, a real estate investment trust in San Mateo, California and acted as director of investor relations. From 1984 to 1987, Mr. Scarcella acted as broker dealer representative for Lansing Capital Corporation, where he was involved in the marketing of direct participation programs and REITs. Mr. Scarcella received a B.S.C. degree with emphasis in investment finance in 1983 and an M.B.A. degree with a concentration in marketing in 1991 from Santa Clara University.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and their affiliates. The amount of such remuneration paid through December 31, 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company will pay selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL. Of this amount, the majority is expected to be reallowed to other broker/dealers.

Through December 31, 1999, $7,357,062 of such commissions had been either accrued or paid to ATEL or its affiliates. Of that amount, $6,307,259 was re-allowed to other broker/dealers.

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

See Note 6 to the financial statements included in Item 8 for amounts paid.

Managing Member's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to the General Partner in 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 1999 no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of ATEL are beneficial owners of Limited Liability Company Units as follows:

            (1)                      (2)                               (3)                            (4)
                                      Name and Address of              Amount and Nature of         Percent
       Title of Class                  Beneficial Owner                Beneficial Ownership        of Class
       --------------                  ----------------                --------------------        --------

Limited Liability Company Units   A. J. Batt                         Initial Limited Liability       0.0003%
                                  235 Pine Street, 6th Floor      Company Units
                                    San Francisco, CA 94104      25 Units ($250)
                                                                          (owned by wife)

Limited Liability Company Units   Dean Cash                          Initial Limited Liability       0.0003%
                                  235 Pine Street, 6th Floor      Company Units
                                    San Francisco, CA 94104      25 Units ($250)
                                                                          (owned by wife)

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption "Equipment Leasing Activities," Item 8 of this report under the caption "Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions" at Note 6 thereof, and Item 11 of this report under the caption "Executive Compensation," are hereby incorporated by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                          (a)Financial Statements and Schedules
                          1.  Financial Statements
                              Included in Part II of this report:
                              Report of Independent Auditors
                              Balance Sheets at December 31, 1999 and 1998
                              Statement of Income for the year ended December
                                 31, 1999
                              Statement of Changes in  Members'  Capital for the
                                 period from July 31, 1998 (inception) through December 31, 1998 and for the year ended December 31, 1999
                              Statement of Cash Flows for the  period  from July
                                 31, 1998 (inception) through December 31, 1998 and for the year ended December 31, 1999
                              Notes to Financial Statements

                          2.  Financial Statement Schedules
                              Allschedules  for which  provision  is made in the
                                 applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          (b)Reports on Form 8-K for the fourth quarter of 1999
                              None

                          (c)Exhibits
                              (3)and  (4)   Agreement   of   Limited   Liability
                                 Company, included as Exhibit B to Prospectus, is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1998 (File Number 333-62477) (Exhibit 28.1)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       Date:  3/22/2000

                          ATEL Capital Equipment Fund VIII, LLC
                           (Registrant)


    By:  ATEL Financial Corporation,
         Managing Member of Registrant



                    By:   /s/  A. J. Batt
                          -------------------------------------------------
                          A. J. Batt,
                          President and Chief Executive Officer of ATEL Financial Corporation (Managing Member)





                    By:    /s/ Dean Cash
                          -------------------------------------------------
                          Dean Cash,
                          Executive vice President of ATEL Financial Corporation (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE                    CAPACITIES                        DATE



      /s/ A. J. Batt       President, Chairman and Chief Executive    3/22/2000
-------------------------   Officer of ATEL Financial Corpor
        A. J. Batt



       /s/ Dean Cash       Executive Vice President and director of   3/22/2000
-------------------------   ATEL Financial Corporation
        Dean Cash



  /s/ Paritosh K. Choks    Principal financial officer of              3/22/2000
-------------------------   registrant; principal financial officer
    Paritosh K. Choksi      and director of ATEL Financial
                            Corporation



 /s/ Donald E. Carpente    Principal accounting officer of             3/22/2000
-------------------------   registrant; principal accounting officer
   Donald E. Carpenter      of ATEL Financial Corporation





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