Form 10-Q
period 2000-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2000-05-12
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended March 31, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                 2000               1999
                                                 ----               ----
Cash and cash equivalents                        $ 5,020,971       $ 3,973,342
Accounts receivable                                1,239,108         2,124,786
Other assets                                         137,500           145,000
Investments in leases                            140,387,971       139,420,208
                                           ------------------ -----------------
Total assets                                    $146,785,550      $145,663,336
                                           ================== =================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                   $62,760,000       $64,674,000
Non-recourse debt                                  6,067,221         7,174,617
Line of credit                                     2,000,000         7,500,000

Accounts payable:
   Managing Member                                   838,587           811,287
   Other                                             421,985             1,123

Accrued interest payable                             206,063           114,602

Unearned operating lease income                    1,713,622         1,257,697
                                           ------------------ -----------------
Total liabilities                                 74,007,478        81,533,326
Members' capital:
     Managing member                                       -                 -
     Other members                                72,778,072        64,130,010
                                           ------------------ -----------------
Total members' capital                            72,778,072        64,130,010
                                           ------------------ -----------------
Total liabilities and members' capital          $146,785,550      $145,663,336
                                           ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

Revenues:                                                  2000               1999
                                                           ----               ----
    Leasing activities:
      Operating leases                                     $ 5,732,031          $ 18,751
      Direct financing leases                                  133,916            65,995
      Gain on sales of assets                                    1,453                 -
Interest                                                        34,584               145
Other                                                              810               251
                                                     ------------------ -----------------
                                                             5,902,794            85,142
Expenses:
Depreciation and amortization                                4,726,422           134,842
Interest expense                                             1,522,340           105,548
Administrative cost reimbursements to Managing Member          235,952            40,113
Asset management fees to Managing Member                       302,452            16,864
Other                                                           23,384             5,621
Professional fees                                                    -             5,294
                                                     ------------------ -----------------
                                                             6,810,550           308,282
                                                     ------------------ -----------------
Net loss                                                    $ (907,756)       $ (223,140)
                                                     ================== =================

Net income (loss):
   Managing member                                           $ 357,211         $ (16,736)
   Other members                                            (1,264,967)         (206,404)
                                                     ------------------ -----------------
                                                           $ (907,756)       $ (223,140)
                                                     ================== =================

Net loss per Limited Liability Company Unit                    $ (0.15)          $ (0.24)
Weighted average number of Units outstanding                 8,420,352           860,029


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2000
                                   (Unaudited)

                                                 Other Members                 Managing
                                            Units             Amount            Member             Total

Balance December 31, 1999                     7,744,326       $64,130,010                $ -       $64,130,010
Capital contributions                         1,366,200        13,662,000                  -        13,662,000
Less selling commissions to affiliates                         (1,297,890)                 -        (1,297,890)
Other syndication costs to affiliates                            (506,249)                 -          (506,249)
Distributions to members                                       (1,944,832)          (357,211)       (2,302,043)
Net income (loss)                                              (1,264,967)           357,211          (907,756)
                                      ------------------ ----------------- ------------------ -----------------
Balance March 31, 2000                        9,110,526       $72,778,072                $ -       $72,778,072
                                      ================== ================= ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)


Operating activities:                                       2000               1999
                                                            ----               ----
Net loss                                                     $ (907,756)       $ (223,140)
Adjustments to reconcile net income to cash provided
   by operating activities:
   Gain on sales of assets                                       (1,453)                -
   Depreciation and amortization                              4,726,422           134,842
   Changes in operating assets and liabilities:
      Accounts receivable                                       885,678          (359,974)
      Other assets                                                7,500                 -
      Accounts payable, Managing Member                          27,300            16,864
      Accounts payable, other                                   420,862            32,929
      Accrued interest expense                                   91,461                 -
      Unearned lease income                                     455,925            35,118
                                                      ------------------ -----------------
Net cash used in operations                                   5,705,939          (363,361)
                                                      ------------------ -----------------

Investing activities:
Purchases of equipment on operating leases                   (5,620,336)       (8,773,491)
Reduction of net investment in direct financing leases          472,343            78,546
Payments of syndication costs                                  (334,247)                -
Purchases of equipment on direct financing leases              (220,012)       (4,184,704)
Proceeds from sales of assets                                     9,520                 -
                                                      ------------------ -----------------
Net cash used in investing activities                        (5,692,732)      (12,879,649)
                                                      ------------------ -----------------

Financing activities:
Capital contributions received                               13,662,000        17,351,420
Payment of syndication costs to managing member              (1,804,139)       (2,539,008)
Borrowings on line of credit                                  2,000,000                 -
Repayments of line of credit                                 (7,500,000)                -
Repayments of non-recourse debt                              (1,107,396)                -
Repayments of long-term debt                                 (1,914,000)                -
Distributions to other members                               (1,944,832)          (47,666)
Distributions to managing member                               (357,211)                -
                                                      ------------------ -----------------
Net cash provided by financing activities                     1,034,422        14,764,746
                                                      ------------------ -----------------

Net increase in cash and cash equivalents                     1,047,629         1,521,736

Cash and cash equivalents at beginning of period              3,973,342               600
                                                      ------------------ -----------------
Cash and cash equivalents at end of period                  $ 5,020,971       $ 1,522,336
                                                      ================== =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 1,613,801         $ 105,548
                                                      ================== =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                               Depreciation
                                            Balance                            Expense and         Reclass-           Balance
                                          December 31,                         Amortization     ifications and       March 31,
                                              1999            Additions         of Leases        Dispositions           2000
                                              ----            ---------         ---------        ------------           ----
Net investment in operating leases          $129,689,456        $ 5,620,336      $ (4,679,269)          $ (8,067)     $130,622,456
Net investment in direct financing
   leases                                      9,040,460            220,012          (472,343)                 -         8,788,129
Initial direct costs                             690,292            334,247           (47,153)                 -           977,386
                                        ----------------- ------------------ ----------------- ------------------ -----------------
                                            $139,420,208        $ 6,174,595      $ (5,198,765)          $ (8,067)     $140,387,971
                                        ================= ================== ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                  Balance                            Reclass-           Balance
                               December 31,     Additions and     ifications and       March 31,
                                   1999          Depreciation      Dispositions           2000
                                   ----          ------------      ------------           ----
Transportation, rail             $ 34,613,356                                           $ 34,613,356
Manufacturing                      25,561,287       $ 2,365,847                           27,927,134
Aircraft                           24,411,837                 -                           24,411,837
Containers                         21,228,750                 -                           21,228,750
Transportation, other              10,247,265                 -                           10,247,265
Natural gas compressors             7,863,922           275,085                            8,139,007
Marine vessel                       3,952,500                 -                            3,952,500
Materials handling                  2,187,570           528,455                            2,716,025
Other                               4,950,434         2,450,949           $ (9,652)        7,391,731
                             ----------------- ----------------- ------------------ -----------------
                                  135,016,921         5,620,336             (9,652)      140,627,605
Less accumulated depreciation     (5,327,465)        (4,679,269)             1,585       (10,005,149)
                             ----------------- ----------------- ------------------ -----------------
                                 $129,689,456         $ 941,067           $ (8,067)     $130,622,456
                             ================= ================= ================== =================

Direct financing leases:

As of March 31, 2000, investment in direct financing leases consists office automation equipment, point of sale equipment, over the road trailers and hotel laundry equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2000:

Total minimum lease payments receivable                            $ 9,147,952
Estimated residual values of leased equipment (unguaranteed)         1,280,561
                                                             ------------------
Investment in direct financing leases                               10,428,513
Less unearned income                                                (1,640,384)
                                                             ------------------
Net investment in direct financing leases                          $ 8,788,129
                                                             ==================

All of the property on leases was acquired in 1999 and 2000. There were no significant dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                             Direct
        Year ending      Operating         Financing
       December 31,       Leases             Leases             Total
       ------------       ------             ------             -----
               2000        $17,033,831       $ 1,768,432        $18,802,263
               2001         21,755,122         2,217,293         23,972,415
               2002         18,753,890         1,694,856         20,448,746
               2003         12,893,086         1,463,605         14,356,691
               2004          5,898,494           780,313          6,678,807
         Thereafter         15,223,381         1,223,453         16,446,834
                     ------------------ ----------------- ------------------
                           $91,557,804       $ 9,147,952       $100,705,756
                     ================== ================= ==================


4.  Non-recourse debt:

At December 31, 1999, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2001 through 2004.

Future minimum payments of non-recourse debt are as follows:

         Year ending
         December 31,        Principal          Interest            Total
         ------------        ---------          --------            -----
                   2000        $ 2,046,929         $ 484,956        $ 2,531,885
                   2001          1,027,688           403,662          1,431,350
                   2002                  -           331,724            331,724
                   2003             53,814           331,724            385,538
                   2004          4,046,186            53,814          4,100,000
                         ------------------ ----------------- ------------------
                               $ 7,174,617       $ 1,605,880        $ 8,780,497
                         ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (6.0571% at March 31, 2000).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2000, the Company receives or pays interest on a notional principal of $62,760,000, based on the difference between nominal rates ranging from 6.84% to 7.44% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                         Original           Balance           Rate on
                          Amount         December 31,      Interest Swap
      Date Borrowed      Borrowed            2000            Agreement
      -------------      --------            ----            ---------
        11/11/1999        $20,000,000        $18,549,000       6.84%
        12/21/1999         20,000,000         19,599,000       7.41%
        12/24/1999         25,000,000         24,612,000       7.44%
                     ----------------- ------------------
                          $65,000,000        $62,760,000
                     ================= ==================

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

    Year ending
    December 31,          Principal          Interest            Total
                          ---------          --------            -----
                2000        $ 8,826,000       $ 2,839,962        $11,665,962
                2001         12,271,000         3,518,893         15,789,893
                2002         12,187,000         2,628,836         14,815,836
                2003         10,103,000         1,806,956         11,909,956
                2004          5,538,000         1,218,195          6,756,195
          Thereafter         13,835,000         2,027,366         15,862,366
                      ------------------ ----------------- ------------------
                            $62,760,000       $14,040,208        $76,800,208
                      ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2000               1999
                                                                                      ----               ----
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                               $ 1,297,890       $ 1,648,385
Reimbursement of other syndication costs to Managing Member                               506,249           890,623
Administrative costs reimbursed to Managing Member                                        235,952            40,113
Asset management fees to Managing Member                                                  302,452            16,864
                                                                                ------------------ -----------------
                                                                                      $ 2,342,543       $ 2,595,985
                                                                                ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


7. Member's capital:

As of March 31, 2000, 9,110,526 Units ($91,105,260) were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $95,000,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2000. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

At March 31, 2000, the Company had borrowings of $2,000,000 under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarter of 2000, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through March 31, 2000, the Company had received subscriptions for 9,110,526 Units ($91,105,260) all of which were issued and outstanding.

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

The Company participates with the Managing Member and certain of its affiliates in a $95,000,000 revolving line of credit with a financial institution. The line of credit expires on July 28, 2000. From July 1, 2000 through July 28, 2000, the maximum available under the line of credit shall be the then current balance or $85,000,000, which ever is less.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $32,300,000 as of March 31, 2000.

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

Cash Flows

During the first quarters of 2000 and 1999, the Company's primary source of liquidity was the proceeds of its offering of Units.

In 2000, the primary source of cash from operations was rents from operating leases. In 1999, sources of cash flows from operating activities consisted primarily of direct financing lease revenues.

Rents from direct financing leases were the primary source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payments of initial direct costs associated with the lease asset purchases..

In 2000 and 1999, the primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash included payments of syndication costs associated with the offering, repayments of debt and distributions to the members.


Results of operations


On January 13, 1999, the Company commenced operations. Operations resulted in a net loss of $907,756 in 2000 compared to $223,140 in 1999. In 2000, the
Company's primary source of revenues is from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. It has increased as a result of operating lease asset acquisitions over the last year. It is expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense has increased from $105,548 in 1999 to $1,522,340 in 2000 as a result of increased debt balances in 2000 compared to those in 1999. Interest expense for the first quarter of 1999 related to the borrowings under the line of credit incurred by an affiliate of the Managing Member. It included all amounts related to those borrowings, going back as far as November 1998 when the Managing Member started to fund the related transactions on behalf of the Company. All of the revenues and related carrying costs for these transactions were attributed to the Company in the first quarter of 1999.

Asset management fees are related to the gross rents of the Company and have increased as a result of increases in those revenues compared to 1999. Asset management fees are expected to increase as a result of continuing lease asset acquisitions.

Results of operations in future periods are expected to vary considerably from those of the first quarter of 2000 as the Company continues to acquire significant amounts of lease assets.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

       (1) Effective date of the offering:  December 7, 1998;
               File Number: 333-62477
       (2) Offering commenced: December 7, 1998
       (3) The offering did not terminate before any securities were sold.
       (4) The offering has not been terminated prior to the sale of all of the securities.
       (5) The managing underwriter is ATEL Securities Corporation.
       (6) The title of the registered class of securities is "Units of Limited Liability Company interest"
       (7) Aggregate amount and offering price of securities registered and sold as of April 30, 2000


                                                           Aggregate                            Aggregate
                                                            price of                             price of
                                                            offering                             offering
                                          Amount             amount            Amount             amount
            Title of Security           Registered         registered           sold               sold
            -----------------           ----------         ----------           ----               ----

       Limited Company units                15,000,000      $150,000,000          9,527,008       $95,270,080

       (8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                       Direct or indirect payments to
                                        directors, officers, general
                                       partners of the issuer or their
                                        associates; to persons owning
                                         ten percent or more of any           Direct or
                                        class of equity securities of         indirect
                                      the issuer; and to affiliates of       payments to
                                        the issuer                             others             Total
                                        ----------                             ------             -----

       Underwriting discounts and
       commissions                                 $ -                          $ 9,050,658       $ 9,050,658

       Other expenses                                                             4,537,154         4,537,154

                                     ------------------                   ------------------ -----------------
       Total expenses                              $ -                          $13,587,811       $13,587,811
                                     ==================                   ================== =================

       (9) Net offering proceeds to the issuer after the total expenses in item 8:                $81,682,269

       (10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                       Direct or indirect payments to
                                        directors, officers, general
                                       partners of the issuer or their
                                        associates; to persons owning
                                         ten percent or more of any           Direct or
                                        class of equity securities of         indirect
                                      the issuer; and to affiliates of       payments to
                                        the issuer                             others             Total
                                        ----------                             ------             -----

       Purchase and installation of
       machinery and equipment                     $ -                          $81,205,918       $81,205,918

       Working capital                                                              476,350           476,350
                                     ------------------                   ------------------ -----------------
                                                   $ -                          $81,682,269       $81,682,269
                                     ==================                   ================== =================

       (11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6. Exhibits And Reports On Form 8-K.

                        (a)Documents filed as a part of this report

                        1.  Financial Statements

                            Included in Part I of this report:

                            Balance  Sheets,  March 31,  2000 and  December  31,
                              1999.
                            Statement of operations  for the three month periods
                              ended March 31, 2000 and 1999.
                            Statement  of changes in  partners'  capital for the
                              three month period ended March 31, 2000.
                            Statements of cash flows for the three month periods
                              ended March 31, 2000 and 1999.

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

Date:
May 12, 2000

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                 By: ATEL Financial Corporation
                     Managing Member of Registrant




                                  By:  /s/ A. J. Batt
                                       ------------------------------------
                                       A. J. Batt
                                       President and Chief Executive Officer
                                       of Managing Member




                                   By: /s/ Dean L. Cash
                                       ------------------------------------
                                       Dean L. Cash
                                       Executive Vice President
                                       of Managing Member




                 By: /s/ Paritosh K. Choksi
                     -------------------------------------
                     Paritosh K. Choksi
                     Principal financial officer
                     of registrant




                 By: /s/ Donald E. Carpenter
                     -------------------------------------
                     Donald E. Carpenter
                     Principal accounting
                     officer of registrant