Form 10-Q
period 2000-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2000-08-14
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the quarterly period ended June 30, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                     ASSETS

                                                   2000              1999
                                                   ----              ----
Cash and cash equivalents                         $ 4,224,129       $ 3,973,342
Accounts receivable                                 2,480,050         2,124,786
Other assets                                          130,000           145,000
Investments in leases                             165,514,384       139,420,208
                                             ----------------- -----------------
Total assets                                     $172,348,563      $145,663,336
                                             ================= =================


LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                   $ 68,151,000       $64,674,000
Non-recourse debt                                   6,088,144         7,174,617
Line of credit                                     11,100,000         7,500,000

Accounts payable:
   Managing member                                    551,584           811,287
   Other                                            1,329,657             1,123

Accrued interest payable                              280,881           114,602

Unearned operating lease income                     1,176,413         1,257,697
                                             ----------------- -----------------
Total liabilities                                  88,677,679        81,533,326
Members' capital:
     Managing member                                        -                 -
     Other members                                 83,670,884        64,130,010
                                             ----------------- -----------------
Total members' capital                             83,670,884        64,130,010
                                             ----------------- -----------------
Total liabilities and members' capital           $172,348,563      $145,663,336
                                             ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                             Six Months                          Three Months
                                                           Ended June 30,                       Ended June 30,
                                                           --------------                       --------------
Revenues:                                              2000              1999               2000              1999
                                                       ----              ----               ----              ----
   Leasing activities:
      Operating leases                                $12,814,850        $ 1,481,475       $ 7,082,819       $ 1,462,724
      Direct financing leases                             269,128            125,488           135,212            59,493
      Gain on sales of assets                               1,453                  -                 -                 -
Interest                                                   73,988             19,089            39,404            18,944
Other                                                       2,573                207             1,763               (44)
                                                 ----------------- ------------------ ----------------- -----------------
                                                       13,161,992          1,626,259         7,259,198         1,541,117
Expenses:
Depreciation and amortization                          10,183,852          1,043,220         5,457,430           908,378
Interest expense                                        3,310,610            422,582         1,788,270           317,034
Asset management fees to Managing Member                  592,977             78,988           290,525            62,124
Administrative cost reimbursements to Managing
   Member                                                 540,582            276,123           304,630           236,010
Other                                                      66,929             16,306            43,545            10,685
Professional fees                                          40,910             27,611            40,910            22,317
                                                 ----------------- ------------------ ----------------- -----------------
                                                       14,735,860          1,864,830         7,925,310         1,556,548
                                                 ----------------- ------------------ ----------------- -----------------
Net loss                                             $ (1,573,868)        $ (238,571)       $ (666,112)        $ (15,431)
                                                 ================= ================== ================= =================

Net income (loss):
   Managing member                                      $ 333,878          $ (17,893)        $ (23,333)         $ (1,157)
   Other members                                       (1,907,746)          (220,678)         (642,779)          (14,274)
                                                 ----------------- ------------------ ----------------- -----------------
                                                     $ (1,573,868)        $ (238,571)       $ (666,112)        $ (15,431)
                                                 ================= ================== ================= =================

Net loss per Limited Liability Company Unit               $ (0.21)           $ (0.11)          $ (0.07)          $ (0.00)
Weighted average number of Units outstanding            9,143,454          1,934,557         9,867,140         2,855,581


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2000
                                   (Unaudited)

                                                  Other Members                 Managing
                                                  -------------
                                            Units             Amount             Member            Total
Balance December 31, 1999                     7,744,326        $64,130,010               $ -       $64,130,010
Capital contributions                         2,972,599         29,725,990                 -        29,725,990
Less selling commissions to affiliates                          (2,823,969)                -        (2,823,969)
Other syndication costs to affiliates                           (1,335,570)                -        (1,335,570)
Distributions to members                                        (4,117,831)         (333,878)       (4,451,709)
Net income (loss)                                               (1,907,746)          333,878        (1,573,868)
                                       ----------------- ------------------ ----------------- -----------------
Balance June 30, 2000                        10,716,925        $83,670,884               $ -       $83,670,884
                                       ================= ================== ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                  Six Months                          Three Months
                                                                Ended June 30,                       Ended June 30,
                                                                --------------                       --------------
                                                            2000              1999               2000              1999
                                                            ----              ----               ----              ----
Operating activities:
Net loss                                                  $ (1,573,868)        $ (238,571)       $ (666,112)        $ (15,431)
Adjustments to reconcile net loss to cash provided
   by operating activities:
   Depreciation and amortization                            10,183,852          1,043,220         5,457,430           908,378
   Gain on sales of assets                                      (1,453)                 -                 -                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                     (355,264)          (991,095)       (1,240,942)         (631,121)
      Other assets                                              15,000                  -             7,500                 -
      Accounts payable, Managing Member                       (259,703)                 -          (287,003)          (16,864)
      Accounts payable, other                                1,328,534            242,835           907,672           209,906
      Accrued interest expense                                 166,279                  -            74,818                 -
      Unearned lease income                                    (81,284)            49,766          (537,209)           14,648
                                                      ----------------- ------------------ ----------------- -----------------
Net cash provided by operations                              9,422,093            106,155         3,716,154           469,516
                                                      ----------------- ------------------ ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                 (35,627,046)       (24,638,437)      (30,006,710)      (15,864,946)
Purchases of equipment on direct financing leases           (1,079,153)        (5,341,088)         (859,141)       (1,156,384)
Reduction of net investment in direct financing leases         899,922            340,869           427,579           262,323
Payment of initial direct costs to managing member            (479,818)           (33,373)         (145,571)          (33,373)
Proceeds from sales of assets                                    9,520                  -                 -                 -
                                                      ----------------- ------------------ ----------------- -----------------
Net cash used in investing activities                      (36,276,575)       (29,672,029)      (30,583,843)      (16,792,380)
                                                      ----------------- ------------------ ----------------- -----------------

Financing activities:
Capital contributions received                              29,725,990         40,585,450        16,063,990        23,234,030
Payment of syndication costs to managing member             (4,159,539)        (5,812,963)       (2,355,400)       (3,273,955)
Borrowings on line of credit                                20,908,796                  -        18,908,796                 -
Repayments of line of credit                               (17,308,796)                 -        (9,808,796)                -
Proceeds of long-term debt                                   8,400,000                  -         8,400,000                 -
Repayments of long-term debt                                (4,923,000)                 -        (3,009,000)                -
Repayments of non-recourse debt                             (1,086,473)                 -            20,923                 -
Distributions to other members                              (4,117,831)          (429,421)       (2,172,999)         (381,755)
Distributions to managing member                              (333,878)                 -            23,333                 -
                                                      ----------------- ------------------ ----------------- -----------------
Net cash provided by financing activities                   27,105,269         34,343,066        26,070,847        19,578,320
                                                      ----------------- ------------------ ----------------- -----------------
Net increase (decrease) in cash and cash
   equivalents                                                 250,787          4,777,192          (796,842)        3,255,456
Cash and cash equivalents at beginning of period             3,973,342                600         5,020,971         1,522,336
                                                      ----------------- ------------------ ----------------- -----------------
Cash and cash equivalents at end of period                 $ 4,224,129        $ 4,777,792       $ 4,224,129       $ 4,777,792
                                                      ================= ================== ================= =================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                     $ 422,582          $ 422,582         $ 422,582         $ 317,034
                                                      ================= ================== ================= =================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                                Depreciation
                                              Balance                            Expense or         Reclassi-          Balance
                                           December 31,                         Amortization       fications or        June 30,
                                               1999            Additions          of Leases        Dispositions          2000
                                               ----            ---------          ---------      - -------------         ----
Net investment in operating
   leases                                     $129,689,456       $35,627,046    $ (10,082,826)       $ (8,067)         $155,225,609
Net investment in direct
   financing leases                              9,040,460         1,079,153          (899,922)                     -     9,219,691
Initial direct costs, net of
   accumulated amortization                        690,292           479,818           (101,026)                -         1,069,084
                                         ------------------ ----------------- ------------------ ----------------- -----------------
                                              $139,420,208       $37,186,017      $ (11,083,774)         $ (8,067)     $165,514,384
                                         ================== ================= ================== ================= =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                 Balance          Acquisitions, Dispositions &          Balance
                               December 31,             Reclassifications               June 30,
                                                        -----------------
                                   1999           1st Quarter       2nd Quarter           2000
                                   ----           -----------       -----------           ----
Manufacturing                    $ 25,561,287        $ 2,365,847      $ 12,354,201      $ 40,281,335
Transportation, rail               34,613,356                  -         4,797,067        39,410,423
Aircraft                           24,411,837                  -                 -        24,411,837
Containers                         21,228,750                  -                 -        21,228,750
Transportation, other              10,247,265                  -         5,932,595        16,179,860
Natural gas compressors             7,863,922            275,085         5,094,356        13,233,363
Other                               4,950,434          2,441,297            20,452         7,412,183
Materials handling                  2,187,570            528,455         1,808,040         4,524,065
Marine vessel                       3,952,500                  -                 -         3,952,500
                             ----------------- ------------------ ----------------- -----------------
                                  135,016,921          5,610,684        30,006,711       170,634,316
Less accumulated depreciation      (5,327,465)        (4,677,684)       (5,403,558)      (15,408,707)
                             ----------------- ------------------ ----------------- -----------------
                                 $129,689,456          $ 933,000      $ 24,603,153      $155,225,609
                             ================= ================== ================= =================

Direct financing leases:

As of June 30, 2000, investment in direct financing leases consists primarily office automation equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 2000 and 1999:

                                                                  2000              1999
                                                                  ----              ----
Total minimum lease payments receivable                          $ 9,571,758       $ 5,027,357
Estimated residual values of leased equipment (unguaranteed)       1,406,218           565,388
                                                            ----------------- -----------------
Investment in direct financing leases                             10,977,976         5,592,745
Less unearned income                                              (1,758,285)         (592,626)
                                                            ----------------- -----------------
Net investment in direct financing leases                        $ 9,219,691       $ 5,000,119
                                                            ================= =================

All of the property on leases was acquired in 1999 and 2000. There were no significant dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                Direct
            Year ending     Operating          Financing
           December 31,       Leases            Leases             Total
           ------------       ------            ------             -----
                   2000       $13,891,283          $ 985,865      $ 14,877,148
                   2001        25,460,288          2,427,469        27,887,757
                   2002        22,459,056          1,905,032        24,364,088
                   2003        16,598,251          1,624,084        18,222,335
                   2004         9,193,184            891,096        10,084,280
             Thereafter        19,818,978          1,738,212        21,557,190
                         ----------------- ------------------ -----------------
                             $107,421,040        $ 9,571,758      $116,992,798
                         ================= ================== =================


4.  Non-recourse debt:

At June 30, 2000, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2001 through 2004.

Future minimum payments of non-recourse debt are as follows:

        Year ending
       December 31,        Principal          Interest            Total
       ------------        ---------          --------            -----
                  2000         $ 960,456          $ 305,486       $ 1,265,942
                  2001         1,027,688            403,662         1,431,350
                  2002                 -            331,724           331,724
                  2003            53,814            331,724           385,538
                  2004         4,046,186             53,814         4,100,000
                        ----------------- ------------------ -----------------
                             $ 6,088,144        $ 1,426,410       $ 7,514,554
                        ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which has been increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (6.7099% at June 30, 2000).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2000, the Company receives or pays interest on a notional principal of $68,151,000, based on the difference between nominal rates ranging from 6.84% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                           Original           Balance            Rate on
                            Amount            June 30,        Interest Swap
       Date Borrowed       Borrowed             2000            Agreement
       -------------       --------             ----            ---------
         11/11/1999         $ 20,000,000       $17,406,000        6.84%
         12/21/1999           20,000,000        19,199,000        7.41%
         12/24/1999           25,000,000        23,354,000        7.44%
         4/17/2000             6,500,000         6,363,000        7.45%
         4/28/2000             1,900,000         1,829,000        7.72%
                       ------------------ -----------------
                            $ 73,400,000       $68,151,000
                       ================== =================

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

           Year ending
          December 31,     Principal          Interest            Total
                           ---------          --------            -----
                  2000       $ 6,725,000        $ 2,382,399       $ 9,107,399
                  2001        13,744,000          4,031,243        17,775,243
                  2002        13,767,000          3,026,548        16,793,548
                  2003        11,470,000          2,089,823        13,559,823
                  2004         6,884,000          1,402,732         8,286,732
            Thereafter        15,561,000          2,164,286        17,725,286
                        ----------------- ------------------ -----------------
                             $68,151,000        $15,097,031      $ 83,248,031
                        ================= ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement during the six month periods ended June 30, 2000 and 1999 as follows:

                                                                                      2000              1999
                                                                                      ----              ----
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                              $ 2,823,969       $ 3,855,618
Reimbursement of other syndication costs to Managing Member                            1,335,570         1,957,345
Asset management fees to Managing Member                                                 592,977            78,988
Administrative costs reimbursed to Managing Member                                       540,582           276,123
                                                                                ----------------- -----------------
                                                                                     $ 5,293,098       $ 6,168,074
                                                                                ================= =================


7. Member's capital:

As  of  June  30,  2000,   10,716,925  Units   ($107,169,250)  were  issued  and
outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                                   (Unaudited)


8.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At June 30, 2000, the Company had $11,100,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was incompliance with its covenants as of June 30, 2000.



9.  Commitments:

As of June 30, 2000, the Company had outstanding commitments to purchase lease equipment totaling approximately $25,309,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 2000, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through June 30, 2000, the Company had received subscriptions for 10,716,925 Units ($107,169,250) all of which were issued and outstanding.

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

The Company  participates with the Managing Member and certain of its affiliates
in  a  $77,500,000   revolving   line  of  credit  with  a  group  of  financial
institutions. The line of credit expires on July 28, 2001.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $25,309,000 as of June 30, 2000.

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

Cash Flows

During the first two quarters of 2000 and 1999, the Company's primary source of liquidity was the proceeds of its offering of Units.

Sources of cash flows from operating activities consisted primarily of operating lease revenues.

Rents from direct financing leases were the only significant source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payment of initial direct costs related to lease asset purchases.

In 2000, financing sources of cash consisted of the proceeds of the Company's offering, funds borrowed on the line of credit and proceeds of long-term debt. In 1999, the only source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Financing uses of cash included payments of syndication costs associated with the offering, repayments of long-tern debt, repayments of non-recourse debt, repayments of borrowings under the line of credit and distributions to the members.

Results of operations

On January 13, 1999, the Company commenced operations. In 2000, operations resulted in a net loss of $1,573,868 for the six month period and a net loss of $666,112 for the three month period. In 1999, operations resulted in a net loss of $238,571 for the first half of the year and $15,431 for the second quarter. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase.

Interest expense has increased compared to 1999 due to borrowings since June 30, 1999, particularly long-term and non-recourse debt borrowings.

Results of operations in future periods are expected to vary considerably from those of the first half of 2000 as the Company continues to acquire significant amounts of lease assets.

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

(5) The managing underwriter is ATEL Securities Corporation.

(6) The title of the registered class of securities is "Units of Limited Liability Company interest

(7) Aggregate amount and offering price of securities registered and sold as of July 31, 2000


                                                    Aggregate                           Aggregate
                                                    price of                             price of
                                                    offering                             offering
                                   Amount            amount             Amount            amount
     Title of Security           Registered        registered            sold              sold
     -----------------           ----------        ----------            ----              ----

Limited Company units               15,000,000       $150,000,000        11,143,808      $111,438,080

(8)  Costs  incurred  for the  issuers  account in
     connection with the issuance and distribution
     of  the   securities   registered   for  each
     category listed below:

                                Direct or indirect payments to
                                 directors, officers, general
                                partners of the issuer or their
                                 associates; to persons owning
                                  ten percent or more of any          Direct or
                                 class of equity securities of         indirect
                               the issuer; and to affiliates of      payments to
                                 the issuer                             others            Total
                                 ----------                             ------            -----

Underwriting discounts and
commissions                                $ -                         $ 10,586,618       $10,586,618

Other expenses                               -                            5,264,714         5,264,714

                              -----------------                    ----------------- -----------------
Total expenses                             $ -                         $ 15,851,331       $15,851,331
                              =================                    ================= =================

(9) Net offering proceeds to the issuer after the total expenses in item 8:               $95,586,749




(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                Direct or indirect payments to
                                 directors, officers, general
                                partners of the issuer or their
                                 associates; to persons owning
                                  ten percent or more of any          Direct or
                                 class of equity securities of         indirect
                               the issuer; and to affiliates of      payments to
                                 the issuer                             others            Total
                                 ----------                             ------            -----

Purchase and installation of
machinery and equipment            $ 1,233,426                         $ 93,796,133       $95,029,558

Working capital                              -                              557,190           557,190
                              -----------------                    ----------------- -----------------
                                           $ -                         $ 94,353,323       $95,586,749
                              =================                    ================= =================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.


Item 6. Exhibits And Reports On Form 8-K.

                          (a)Documents filed as a part of this report

                          1.  Financial Statements

                              Included in Part I of this report:

                              Balance Sheets, June 30, 2000 and December 31,
                                   1999.

                              Statements of operations for the six and three
                                   month periods ended June 30, 2000 and 1999.

                              Statement of changes in partners' capital for the
                                   six month period ended June 30, 2000.

                              Statements  of cash  flows  for the six and  three
                                   month periods ended June 30, 2000 and 1999.

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

Date:
August 11, 2000

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