Form 10-Q
period 2000-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2000-11-13
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X|    Quarterly Report Pursuant to Section 13
                          or 15(d) of the Securities Exchange Act
                          of 1934. For the quarterly period ended
                          September 30, 2000

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                     ASSETS

                                               2000              1999
                                               ----              ----
Cash and cash equivalents                 $   2,676,152     $   3,973,342
Accounts receivable                             3,813,129          2,124,786
Other assets                                      122,500            145,000
Investments in leases                         183,727,836        139,420,208
                                         ----------------- ------------------
Total assets                                 $190,339,617       $145,663,336
                                         ================= ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                               $ 83,596,000       $ 64,674,000
Non-recourse debt                               5,106,764          7,174,617
Line of credit                                  6,592,627          7,500,000

Accounts payable:
   Managing member                                516,675            811,287
   Other                                          285,902              1,123

Accrued interest payable                          233,512            114,602

Unearned operating lease income                 1,994,961          1,257,697
                                         ----------------- ------------------
Total liabilities                              98,326,441         81,533,326
Members' capital:
     Managing member                                    -                  -
     Other members                             92,013,176         64,130,010
                                         ----------------- ------------------
Total members' capital                         92,013,176         64,130,010
                                         ----------------- ------------------
Total liabilities and members' capital       $190,339,617       $145,663,336
                                         ================= ==================






                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2000               1999               2000              1999
                                                                ----               ----               ----              ----
Revenues:
   Leasing activities:
      Operating leases                                          $21,367,986        $ 4,359,539       $ 8,553,136        $ 2,878,064
      Direct financing leases                                       553,989            212,286           284,861             86,798
      Gain on sales of assets                                         1,453                  -                 -                  -
Interest                                                            126,961             72,585            52,973             53,496
Other                                                                10,729                372             8,156                165
                                                          ------------------ ------------------ ----------------- ------------------
                                                                 22,061,118          4,644,782         8,899,126          3,018,523
Expenses:
Depreciation and amortization                                    16,078,770          2,792,084         5,894,918          1,748,864
Interest expense                                                  5,208,362            764,541         1,897,752            341,959
Administrative cost reimbursements to Managing
   Member                                                           935,437            516,568           394,855            240,445
Asset management fees to Managing Member                            973,761            232,387           380,784            153,399
Professional fees                                                   102,055             29,213            61,145              1,602
Other                                                               341,126             40,006           274,197             23,700
                                                          ------------------ ------------------ ----------------- ------------------
                                                                 23,639,511          4,374,799         8,903,651          2,509,969
                                                          ------------------ ------------------ ----------------- ------------------
Net (loss) income                                              $ (1,578,393)         $ 269,983          $ (4,525)         $ 508,554
                                                          ================== ================== ================= ==================

Net (loss) income:
   Managing member                                                $ 536,365           $ 20,249         $ 202,487           $ 38,142
   Other members                                                 (2,114,758)           249,734          (207,012)           470,412
                                                          ------------------ ------------------ ----------------- ------------------
                                                               $ (1,578,393)         $ 269,983          $ (4,525)         $ 508,554
                                                          ================== ================== ================= ==================

Net (loss) income per Limited Liability Company
   Unit                                                             $ (0.21)            $ 0.08           $ (0.02)            $ 0.09
Weighted average number of Units outstanding                      9,887,359          3,014,585        11,359,758          4,998,549

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                                   Other Members
                                                   -------------                  Managing
                                              Units             Amount             Member             Total
Balance December 31, 1999                       7,744,326        $64,130,010               $ -       $ 64,130,010
Capital contributions                           4,266,202         42,662,020                 -         42,662,020
Less selling commissions to affiliates                            (4,052,892)                -         (4,052,892)
Other syndication costs to affiliates                             (1,996,437)                -         (1,996,437)
Distributions to members                                          (6,614,767)         (536,365)        (7,151,132)
Net (loss) income                                                 (2,114,758)          536,365         (1,578,393)
                                        ------------------ ------------------ ----------------- ------------------
Balance September 30, 2000                     12,010,528        $92,013,176               $ -       $ 92,013,176
                                        ================== ================== ================= ==================

                             See accompanying notes.


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2000               1999               2000              1999
                                                                ----               ----               ----              ----
Operating activities:
Net (loss) income                                              $ (1,578,393)         $ 269,983          $ (4,525)         $ 508,554
Adjustments to reconcile net (loss) income to
   cash provided by operating activities:
   Depreciation                                                  16,078,770          2,792,084         5,894,918          1,748,864
   Gain on sales of assets                                           (1,453)                 -                 -                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,688,343)        (1,966,818)       (1,333,079)          (975,723)
      Other assets                                                   22,500           (150,000)            7,500           (150,000)
      Accounts payable, Managing Member                            (294,612)           128,459           (34,909)           128,459
      Accounts payable, other                                       284,779          1,740,870        (1,043,755)         1,498,035
      Accrued interest payable                                      118,910                  -           (47,369)                 -
      Unearned lease income                                         737,264             41,768           818,548             (7,998)
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by operations                                  13,679,422          2,856,346         4,257,329          2,750,191
                                                          ------------------ ------------------ ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                      (51,934,271)       (49,378,065)      (16,307,225)       (24,739,628)
Purchases of equipment on direct financing leases                (8,322,910)        (9,951,981)       (7,243,757)        (4,610,893)
Proceeds from sales of assets                                         9,520                  -                 -                  -
Reduction of net investment in direct financing leases              553,989            675,100          (345,933)           334,231
Payment of initial direct costs                                    (691,273)           (33,373)         (211,455)                 -
                                                          ------------------ ------------------ ----------------- ------------------
Net cash used in investing activities                           (60,384,945)       (58,688,319)      (24,108,370)       (29,016,290)
                                                          ------------------ ------------------ ----------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                                   (Unaudited)


                                                                      Nine Months                          Three Months
                                                                  Ended September 30,                   Ended September 30,
                                                                  -------------------                   -------------------
                                                                2000               1999               2000              1999
                                                                ----               ----               ----              ----
Financing activities:
Capital contributions received                                   42,662,020         60,176,840        12,936,030         19,591,390
Payment of syndication costs to managing member                  (6,049,329)        (8,504,898)       (1,889,790)        (2,691,935)
Borrowings under line of credit                                  21,908,796          8,000,000         1,000,000          8,000,000
Repayments of line of credit                                    (22,816,169)                 -        (5,507,373)                 -
Proceeds of long-term debt                                       27,400,000                  -        19,000,000                  -
Repayments of long-term debt                                     (8,478,000)                 -        (3,555,000)                 -
Repayments of non-recourse debt                                  (2,067,853)                 -          (981,380)                 -
Distributions to managing member                                   (536,365)                 -          (202,487)                 -
Distributions to members                                         (6,614,767)        (1,342,454)       (2,496,936)          (913,033)
                                                          ------------------ ------------------ ----------------- ------------------
Net cash provided by financing activities                        45,408,333         58,329,488        18,303,064         23,986,422
                                                          ------------------ ------------------ ----------------- ------------------
Net (decrease) increase in cash and cash
   equivalents                                                   (1,297,190)         2,497,515        (1,547,977)        (2,279,677)
Cash and cash equivalents at beginning of
   period                                                         3,973,342                600         4,224,129          4,777,792
                                                          ------------------ ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                      $ 2,676,152        $ 2,498,115       $ 2,676,152        $ 2,498,115
                                                          ================== ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                        $ 5,208,362          $ 764,541       $ 4,785,780          $ 341,959
                                                          ================== ================== ================= ==================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                               Depreciation
                                            Balance                             Expense or         Reclassi-           Balance
                                          December 31,                         Amortization       fications or      September 30,
                                              1999            Additions          of Leases        Dispositions          2000
                                              ----            ---------          ---------        ------------          ----
Net investment in operating leases          $129,689,456      $  51,934,271      $ (15,914,655)     $     (8,067)      $165,701,005
Net investment in direct financing
   leases                                      9,040,460          8,322,910           (553,989)                -         16,809,381
Initial direct costs, net of
   accumulated amortization                      690,292            691,273           (164,115)                -          1,217,450
                                        ----------------- ------------------ ------------------ ----------------- ------------------
                                            $139,420,208      $  60,257,181      $ (16,468,644)     $     (8,067)      $183,727,836
                                        ================= ================== ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                         Balance                                                                    Balance
                                       December 31,    Acquisitions, Dispositions & Reclassifications            September 30,
                                                       ----------------------------------------------
                                           1999        1st Quarter        2nd Quarter          3rd Quarter           2000
                                           ----        -----------        -----------          -----------           ----
Manufacturing                            $ 25,561,287        $ 2,365,847       $ 12,354,201     $   3,279,604       $ 43,560,939
Transportation, rail                       34,613,356                  -          4,797,067           224,075         39,634,498
Aircraft                                   24,411,837                  -                  -         7,203,037         31,614,874
Containers                                 21,228,750                  -                  -                 -         21,228,750
Transportation, other                      10,247,265                  -          5,932,595         2,146,488         18,326,348
Natural gas compressors                     7,863,922            275,085          5,094,356           582,262         13,815,625
Other                                       4,950,434          2,441,297             20,452         1,562,875          8,975,058
Materials handling                          2,187,570            528,455          1,808,040         1,308,883          5,832,948
Marine vessel                               3,952,500                  -                  -                 -          3,952,500
                                     ----------------- ------------------ ------------------ ----------------- ------------------
                                           135,016,921          5,610,684        30,006,711        16,307,224        186,941,540
Less accumulated depreciation              (5,327,465)        (4,677,684)        (5,403,558)       (5,831,828)       (21,240,535)
                                     ----------------- ------------------ ------------------ ----------------- ------------------
                                         $129,689,456          $ 933,000       $ 24,603,153      $ 10,475,396       $165,701,005
                                     ================= ================== ================== ================= ==================

Direct financing leases:

As of September 30, 2000, investment in direct financing leases consists office automation equipment. The following lists the components of the Company's investment in direct financing leases as of September 30, 2000:

Total minimum lease payments receivable                         $ 15,868,612
Estimated residual values of leased equipment (unguaranteed)       4,774,302
                                                            -----------------
Investment in direct financing leases                             20,642,914
Less unearned income                                              (3,833,533)
                                                            -----------------
Net investment in direct financing leases                       $ 16,809,381
                                                            =================

All of the property on leases was acquired in 1999 and 2000. There were no significant dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


3.  Investment in leases (continued):

At September 30, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                          Year ending      Operating          Financing
                         December 31,       Leases             Leases             Total

Three months ending December 31, 2000     $    6,879,134    $       822,791     $   7,701,925
        Year ending December 31, 2001         28,649,363          3,543,814        32,193,177
                                 2002         25,648,080          3,021,377        28,669,457
                                 2003         19,630,282          2,714,320        22,344,602
                                 2004         11,642,642          1,903,003        13,545,645
                           Thereafter         21,958,581          3,863,307        25,821,888
                                       ------------------ ------------------ -----------------
                                            $114,408,082      $  15,868,612      $130,276,694
                                       ================== ================== =================


4.  Non-recourse debt:

At September 30, 2000, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2001 through 2004.

Future minimum payments of non-recourse debt are as follows:

                          Year ending
                          December 31,        Principal          Interest            Total

   Three months ending December 31, 2000                $ -           $ 82,704          $ 82,704
           Year ending December 31, 2001          1,006,764            403,662         1,410,426
                                    2002                  -            331,724           331,724
                                    2003             53,814            331,724           385,538
                                    2004          4,046,186             53,814         4,100,000
                                          ------------------ ------------------ -----------------
                                                $ 5,106,764        $ 1,203,628       $ 6,310,392
                                          ================== ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which has been increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (6.7087% at September 30, 2000).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2000, the Company receives or pays interest on a notional principal of $68,151,000, based on the difference between nominal rates ranging from 6.84% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                         Original            Balance           Rate on
                          Amount          September 30,     Interest Swap
    Date Borrowed        Borrowed             2002            Agreement
    -------------        --------             ----            ---------
      11/11/1999           $20,000,000        $16,245,000       6.84%
      12/21/1999            20,000,000         18,792,000       7.41%
      12/24/1999            25,000,000         22,079,000       7.44%
      4/17/2000              6,500,000          6,125,000       7.45%
      4/28/2000              1,900,000          1,721,000       7.72%
       8/3/2000             19,000,000         18,634,000       7.50%
                     ------------------ ------------------
                           $92,400,000        $83,596,000
                     ================== ==================

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                     Year ending
                     December 31,          Principal          Interest            Total

Three months ending December 31, 2000        $ 4,212,000        $ 1,482,648       $ 5,694,648
        Year ending December 31, 2001         16,570,000          5,199,001        21,769,001
                                 2002         16,799,000          3,989,929        20,788,929
                                 2003         14,693,000          2,834,448        17,527,448
                                 2004          9,959,000          1,921,310        11,880,310
                           Thereafter         21,363,000          2,697,007        24,060,007
                                       ------------------ ------------------ -----------------
                                             $83,596,000        $18,124,343      $101,720,343
                                       ================== ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2000              1999
                                                                                      ----              ----

Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                              $ 4,052,892        $ 5,716,800
Reimbursement of other syndication costs to Managing Member                            1,996,437          2,788,098
Asset management fees to Managing Member                                                 973,761            232,387
Administrative costs reimbursed to Managing Member                                       935,437            516,568
                                                                                ----------------- ------------------
                                                                                     $ 7,958,527        $ 9,253,853
                                                                                ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


7. Member's capital:

As of  September  30,  1999,  12,010,528  Units  ($120,105,280)  were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

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

At September 30, 2000, the Company had $6,592,627 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was incompliance with its covenants as of September 30, 2000.


9.  Commitments:

As of September 30, 2000, the Company had outstanding commitments to purchase lease equipment totaling approximately $23,400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first nine months of 2000 and 1999, the Company's primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities. Through September 30, 2000, the Company had received subscriptions for 12,010,528 Units ($120,105,280) all of which were issued and outstanding.

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

The Partnership participates with the General Partner and certain of its affiliates in a $77,500,000 revolving line of credit with a group of financial institutions. The line of credit expires on July 28, 2001.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. Such commitments totaled approximately $23,400,000 as of September 30, 2000.

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


Cash Flows

During the first nine months of 2000 and 1999, the Company's primary source of liquidity was the proceeds of its offering of Units.

Sources of cash flows from operating activities consisted primarily of operating lease revenues.

Rents from direct financing leases were the only significant source of cash from investing activities. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payment of initial direct costs related to lease asset purchases.

The primary source of cash from financing activities was the proceeds of the Company's public offering of Units of Limited Liability Company interest. Borrowings under the line of credit and proceeds of long-term debt were the only other financing sources of cash. Financing uses of cash included payments of syndication costs associated with the offering, repayment of debt and distributions to the members. Repayments of debt have increased due to borrowings after the third quarter of 1999.


Results of operations

On January 13, 1999, the Company commenced operations. Operations in 2000 resulted in a net loss of $1,578,3933 for the nine month period and $4,525 for the three month period. Operations in 1999 resulted in net income of $269,983 for the nine month period and $508,554 for the three month period. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to increase in future periods as acquisitions continue. Lease rents and depreciation have increased compared to 1999 as a result of acquisitions over the last year.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, these fees are expected to increase. These factors gave rise to the increase in fees compared to 1999.

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

In 2000, interest relates to long-term debt, non-recourse debt and to borrowings under the line of credit. The borrowings have increased compared to 1999 and have caused the increase in interest expense.

Results of operations in 1999 and 2000 are not comparable and are not expected to be comparable. Results of operations in future periods are expected to vary considerably from those of the first nine months of 2000 and 1999 as the Company continues to acquire significant amounts of lease assets.

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

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

Information provided pursuant to ss. 228.701 (Item 701(f))(formerly included in Form SR):

(1) Effective date of the offering:  December 7, 1998; File Number: 333-62477
(2) Offering commenced: December 7, 1998
(3) The offering did not terminate before any securities were sold.
(4) The offering has not been terminated prior to the sale of all of the securities.
(5) The managing underwriter is ATEL Securities Corporation.
(6) The title of the registered class of securities is "Units of Limited Liability Company interest". (7) Aggregate amount and offering price of securities registered and sold as of October 31, 2000.

                                                                                  Aggregate                           Aggregate
                                                                                  price of                            price of
                                                                                  offering                            offering
                                                                Amount             amount             Amount           amount
                                   Title of Security          Registered         registered            sold             sold
                                   -----------------          ----------         ----------            ----             ----

                               Limited Company units              15,000,000   $150,000,000            12,534,463     $125,344,630

(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                                              Direct or indirect payments to
                                                               directors, officers, general
                                                             partners of the issuer or their
                                                              associates; to persons owning
                                                                ten percent or more of any          Direct or
                                                              class of equity securities of          indirect
                                                             the issuer; and to affiliates of      payments to
                                                              the issuer                              others            Total
                                                              ----------                              ------            -----

                               Underwriting discounts and
                               commissions                               $ -                         $ 11,907,740      $ 11,907,740

                               Other expenses                              -                            5,890,508         5,890,508

                                                           ------------------                    ----------------- -----------------
                               Total expenses                            $ -                         $ 17,798,248      $ 17,798,248
                                                           ==================                    ================= =================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                                            $107,546,382

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                              Direct or indirect payments to
                                                               directors, officers, general
                                                             partners of the issuer or their
                                                              associates; to persons owning
                                                                ten percent or more of any          Direct or
                                                              class of equity securities of          indirect
                                                             the issuer; and to affiliates of      payments to
                                                              the issuer                              others            Total
                                                              ----------                              ------            -----

                               Purchase and installation of
                               machinery and equipment                   $ -                         $106,919,659      $106,919,659

                               Working capital                             -                              626,723           626,723
                                                           ------------------                    ----------------- -----------------
                                                            $                 -                      $107,546,382     $107,546,382
                                                           ==================                    ================= =================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. Exhibits And Reports On Form 8-K.

                           (a)Documents filed as a part of this report

                           1.  Financial Statements

                               Included in Part I of this report:

                               Balance Sheets, September 30, 2000 and December 31, 1999.

                               Income statements for the nine and three month periods ended September 30, 2000 and 1999.

                               Statement of changes in partners' capital for the nine month period ended September 30, 2000.

                               Statements of cash flows for the nine and three month periods ended September 30, 2000 and 1999.

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

Date:
November 9, 2000

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                                     By: ATEL Financial Corporation
                                         Managing Member of Registrant




                                     By:   /s/ A. J. BATT
                                         -------------------------------------
                                         A. J. Batt
                                         President and Chief Executive Officer
                                         of Managing Member




                                     By:   /s/ DEAN L. CASH
                                         -------------------------------------
                                         Dean L. Cash
                                         Executive Vice President
                                         of Managing Member




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