Form 10-K
period 2000-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2001-03-28
CIK 1069152

Form 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 2000
                                       OR
                        |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to
                             ____

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

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the State of California in July 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Corporation (ATEL), a California corporation.

The Company conducted a public offering of 15,000,000 of Limited Liability Company Units (Units), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and ATEL requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of February 18, 1999, the Company had received subscriptions for 775,777 Units ($7,757,770) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of November 30, 2000, the Company had received subscriptions for 13,570,138 ($135,701,380) Units in addition to the Initial Members' Units and the offering was terminated. All of the Units were issued and outstanding as of December 31, 2000.

The Company's principal objectives are to invest in a diversified portfolio of equipment which will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the partners of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period, ending 72 months after the end of the year in which the Final Closing occurs (which will be December 31, 2006) and (iii) provide additional distributions following the reinvestment period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

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

 As of December 31, 2000, the Company had purchased equipment with a total acquisition price of $218,076,236.

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

During 2000 and 1999, certain lessees generated significant portions of the Company's total lease revenues as follows:

          Lessee                       Type of Equipment                   2000   1999
          ------                       -----------------                   ----   ----
Burlington Northern Santa Fe Railroad  Locomotives and Auto Racks          10%      *
Transamerica Leasing Inc.              Intermodal containers                *      31%
Staples, Inc.                          Point of sale / materials handling   *      12%
Stewart & Stevenson Services, Inc.     Gas Compressors                      *      12%
Seamex International Ltd.              Anchor Handler Tug Supply Vessel     *      10%
*  Less than 10%

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

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2000 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of setoff exists.

                                 Purchase Price Excluding    Percentage of Total
        Asset Types                  Acquisition Fees             Acquisitions
        -----------                  ----------------             ------------
Transportation, rail                     $43,246,086                  19.83%
Manufacturing                             42,857,769                  19.65%
Aircraft                                  31,614,874                  14.50%
Transportation, other                     25,903,287                  11.88%
Transportation, intermodal
   containers                             21,228,750                   9.73%
Gas compressors                           13,841,998                   6.35%
Materials handling                         9,531,096                   4.37%
Point of sale / office automation          8,028,510                   3.68%
Storage tanks                              6,712,090                   3.08%
Marine vessels                             3,952,500                   1.81%
Other *                                   11,159,276                   5.12%
                                     ----------------               ---------
                                        $218,076,236                 100.00%
                                     ================               =========

* Individual asset types included in "Other" represent less than 2% of the total.

                                 Purchase Price Excluding    Percentage of Total
    Industry of Lessee               Acquisition Fees             Acquisitions
    ------------------               ----------------             ------------
Transportation, rail                     $43,246,086                  19.84%
Manufacturing, other                      33,698,769                  15.45%
Transportation, air                       31,614,874                  14.50%
Transportation, other                     27,390,656                  12.56%
Transportation, containers                21,228,750                   9.73%
Manufacturing, electronics                20,901,071                   9.58%
Retail                                    15,919,503                   7.30%
Natural gas                               13,841,998                   6.35%
Other *                                   10,234,529                   4.69%
                                     ----------------               ---------
                                        $218,076,236                 100.00%
                                     ================               =========

* Individual lessee industries included in "Other" represent less than 2% of the total.

For further information regarding the Company's equipment lease portfolio as of December 31, 2000, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or materially important physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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

Holders

As of December 31, 2000, a total of 3,612 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 2000 operations was $0.75 for January through October 2000. The distributions were made in February through November 2000. The rate for the distribution for November 2000 was $0.79167. The rate for the distribution for December 2000 was $0.07667. An additional distribution was made in December 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all monthly distributions received to a total of $0.079167 per Unit per month for the period from February through November 2000. For each quarterly distribution (made in April, July and October 2000) the rate was $0.225 per Unit. For the quarterly distribution made in January 2001, the rate was $0.235. An additional distribution was made in December 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all quarterly distributions received to a total of $0.2375 per Unit per quarter for the period from February through October 2000. Distributions were from 2000 cash flows from operations.

The following table presents summarized information regarding distributions to Other Members:

                                              2000        1999
                                              ----        ----
Distributions of net (loss) income          $ (0.2900)   $ 0.0600
Return of investment                           1.2100      0.5500
                                           ----------- -----------
Distributions per unit                         0.9200      0.6100
Differences due to timing of distributions     0.0275      0.2900
                                           ----------- -----------
Nominal distribution rates from above        $ 0.9475    $ 0.9000
                                           =========== ===========



Information provided pursuant to ss. 228.701 (Item 701(f)) (formerly included in Form SR):

(1) Effective date of the offering:  December 7, 1998; File Number: 333-62477
(2) Offering commenced: December 7, 1998
(3) The offering did not terminate before any securities were sold.
(4) The offering was terminated prior to the sale of all of the securities.
(5) The managing underwriter is ATEL Securities Corporation.
(6) The title of the registered class of securities is "Limited Liability Company Units"

(7) Aggregate amount and offering price of securities registered and sold as of November 30, 2000.

                                                                  Aggregate                          Aggregate
                                                                  price of                            price of
                                                                  offering                            offering
                                                  Amount           amount            Amount            amount
Title of Security                               Registered       registered           sold              sold
-----------------                               ----------       ----------           ----              ----
Limited Liability Company Units                    15,000,000     $150,000,000        13,568,635     $ 135,686,350

(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

                                               Direct or indirect payments to
                                               directors, officers, managing
                                               member of the issuer or their
                                                associates; to persons owning
                                                 ten percent or more of any        Direct or
                                               class of equity securities of        indirect
                                              the issuer; and to affiliates of    payments to
                                                the issuer                           others            Total
                                                ----------                           ------            -----

Underwriting discounts and
commissions                                       $ 1,837,533                       $ 11,052,670      $ 12,890,203

Other expenses                                              -                          6,355,886         6,355,886
                                                            -
                                              ----------------                  ----------------- -----------------
Total expenses                                    $ 1,837,533                       $ 17,408,556      $ 19,246,089
                                              ================                  ================= =================

(9) Net offering proceeds to the issuer after the total expenses in item 8:                          $ 116,440,261

(10) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

                                                Direct or indirect payments
                                              to directors, officers, general
                                              partners of the issuer or their
                                                   associates; to persons
                                                 owning ten percent or more        Direct or
                                                   of any class of equity           indirect
                                               securities of the issuer; and      payments to
                                                to affiliates of the issuer          others            Total
                                                ---------------------------          ------            -----

Purchase and installation of
machinery and equipment                                   $ -                       $115,761,829     $ 115,761,829

Working capital                                             -                            678,432           678,432
                                              ----------------                  ----------------- -----------------
                                                          $ -                       $116,440,261     $ 116,440,261
                                              ================                  ================= =================

(11) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2000, 1999 and 1998. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                                                      2000              1999             1998
                                                                                      ----              ----             ----
Gross revenues                                                                      $ 31,047,485       $ 8,660,653        $ -
Net (loss) income                                                                   $ (2,305,631)        $ 438,835        $ -
Weighted average Units                                                                10,634,792         4,031,294         50
Net (loss) income per Unit, based on weighted average Units outstanding                  $ (0.29)           $ 0.06        $ -
Distributions per Unit, based on weighted average Units outstanding                       $ 0.92            $ 0.61        $ -
Total Assets                                                                        $198,832,652      $145,663,336      $ 600
Non-recourse and long-term debt                                                     $ 93,993,744      $ 71,848,617        $ -
Total Members' Capital                                                              $101,338,501      $ 64,130,010      $ 600


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Company commenced its offering on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). The offering was terminated on November 30, 2000. Total proceeds of the offering was $135,701,880. Until the Company's initial portfolio of equipment has been purchased, funds which have been received, but which have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company's public offering provides for a total maximum capitalization of $150,000,000.

During the funding period, the Company's primary source of liquidity was subscription proceeds from the public offering of Units. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the other members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company participates with ATEL and certain of its affiliates in a $77,500,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on July 28, 2001. As of December 31, 2000, the Company had no borrowings under the line of credit. At December 31, 2000, $39,969,040 was available under the line of credit.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Other Members. At December 31, 2000, there were commitments to purchase lease assets totaling approximately $45,939,000.

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

In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provides for borrowing at a variable interest rate and requires the Managing Member to enter into hedge agreements with certain hedge counter parties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Managing Member anticipates that this program will allow the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions.

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

Cash Flows

In 2000 and 1999, the Company's primary sources of cash were various types of debt proceeds and the proceeds of its public offering of Units.

The primary source of cash from operating activities in both 2000 and 1999 was operating lease rents.

Rents from direct financing leases was the only significant source of cash from investing activities in either 2000 or in 1999. In both years, uses of cash in investing activities consisted primarily of purchases of assets on operating and direct financing leases. Cash was also used to pay initial direct costs associated with those leases.

In 2000 and 1999, the primary source of cash from financing activities was the proceeds of the Company's public offering. Proceeds from non-recourse and long-term debt and borrowings under the line of credit also provided cash in 2000 and 1999. Cash provided by financing activities was used to purchase lease assets.

Results of Operations

As of January 13, 1999, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). There were no operations in 1998. Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions have not been completed, the results of operations in 2000 and 1999 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Substantially all employees of ATEL track time incurred in performing administrative services on behalf of the Company. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

Operations in 2000 resulted in a net loss of $2,305,631. Operations in 1999 resulted in net income of $438,835. Operations in future periods are not expected to be comparable to those in 2000 and 1999.

Revenues from operating leases and direct finance leases increased significantly in 2000 compared to 1999. These increases were the result of asset acquisitions over the last two years. Revenues are expected to increase again in 2001, but not as dramatically as in 2000.

Depreciation expense also increased as a result of the purchases of lease assets in 2000 and 1999.

Average debt balances increased in 2000 compared to 1999. This led to the increase in interest expense compared to 1999. The proceeds of the debt were used to acquire additional lease assets.

Impact of the Year 2000

To date, the Company has experienced no significant Year 2000 problems and the Managing Member believes it does not have continued exposure to the Year 2000 problem.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Managing Member believes that the adoption of SFAS No. 133, will not have a material effect on the Company's results of operations or financial position.


Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2000, there was no outstanding balance on the floating rate line of credit. Also, as described in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates.

To hedge its interest rate risk, the Company enters into interest rate swaps which effectively modify the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable rate facility and the amounts due under the facility at the fixed (hedged) rate. As of December 31, 2000, borrowings on the facility were $86,668,000 and the associated variable rate was 6.7527%. The average fixed rate achieved with the swap agreements was 7.32%.

In general, these swap agreements eliminate the Company's interest rate risk associated with variable rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company's facility borrowings at December 31, 2000, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Company's 2001 variable interest expense by approximately $786,000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 24.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2000 and 1999, and the related statements of operations, changes in members' capital and cash flows for the two years ended December 31, 2000, and the related statements of changes in members' capital and cash flows for the period from July 31, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2000 and 1999, and the results of its operations, its changes in members' capital and its cash flows for the two years ended December 31, 2000, and its changes in members' capital and its cash flows for the period from July 31, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
January 29, 2001

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                    2000             1999
                                                    ----             ----
Cash and cash equivalents                      $     2,484,785    $   3,973,342
Accounts receivable                                  5,339,569        2,124,786
Other assets                                           115,000          145,000
Investments in equipment and leases                190,893,298      139,420,208
                                              ----------------- ----------------
Total assets                                     $ 198,832,652    $ 145,663,336
                                              ================= ================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                    $ 86,668,000     $ 64,674,000
Non-recourse debt                                    7,325,744        7,174,617
Line of credit                                               -        7,500,000
Accounts payable:
   Managing Member                                     695,548          811,287
   Other                                               485,895            1,123

Accrued interest payable                               267,823          114,602

Unearned operating lease income                      2,051,141        1,257,697
                                              ----------------- ----------------
Total liabilities                                   97,494,151       81,533,326
Members' capital:
     Managing Member                                         -                -
     Other members                                 101,338,501       64,130,010
                                              ----------------- ----------------
Total members' capital                             101,338,501       64,130,010
                                              ----------------- ----------------
Total liabilities and members' capital           $ 198,832,652    $ 145,663,336
                                              ================= ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Revenues:                                          2000             1999
                                                   ----             ----
   Leasing activities:
      Operating leases                           $ 29,965,693      $ 8,212,649
      Direct financing leases                         810,501          347,764
      Gain on sales of assets                           1,453            3,017
Interest                                              175,029           95,948
Other                                                  94,809            1,275
                                             ----------------- ----------------
                                                   31,047,485        8,660,653
Expenses:
Depreciation and amortization                      22,588,276        5,392,504
Interest expense                                    7,365,041        1,340,804
Administrative cost reimbursements to
   Managing Member                                  1,408,523          767,386
Asset management fees to Managing Member            1,465,566          443,943
Professional fees                                     127,345          155,743
Other                                                 398,365          121,438
                                             ----------------- ----------------
                                                   33,353,116        8,221,818
                                             ----------------- ----------------
Net (loss) income                                $ (2,305,631)       $ 438,835
                                             ================= ================

Net (loss) income:
   Managing Member                                  $ 795,009        $ 199,415
   Other members                                   (3,100,640)         239,420
                                             ----------------- ----------------
                                                 $ (2,305,631)       $ 438,835
                                             ================= ================

Net (loss) income per Limited
   Liability Company Unit                             $ (0.29)          $ 0.06
Weighted average number of
   Units outstanding                                10,634,792        4,025,294



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                  FOR THE PERIOD FROM JULY 31, 1998 (INCEPTION)
                      THROUGH DECEMBER 31, 1998 AND FOR THE
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         Other Members                Managing
                                                         -------------
                                                    Units            Amount            Member            Total
                                                    -----            ------            ------            -----
Capital contributions                                       50             $ 500             $ 100            $ 600
                                               ---------------- ----------------- ----------------- ----------------
Balance December 31, 1998                                   50               500               100              600

Capital contributions                                7,744,276        77,442,760                 -       77,442,760
Less selling commissions to affiliates                                (7,357,062)                -       (7,357,062)
Other syndication costs to affiliates                                 (3,734,924)                -       (3,734,924)
Distributions to Managing Member                                               -          (199,515)        (199,515)
Distributions to other members ($0.61 per Unit)                       (2,460,684)                -       (2,460,684)
Net income                                                               239,420           199,415          438,835
                                               ---------------- ----------------- ----------------- ----------------
Balance December 31, 1999                            7,744,326        64,130,010                 -       64,130,010

Capital contributions                                5,825,862        58,258,620                 -       58,258,620
Less selling commissions to affiliates                                (5,534,569)                -       (5,534,569)
Other syndication costs to affiliates                                 (2,619,534)                -       (2,619,534)
Distributions to Managing Member                                               -          (795,009)        (795,009)
Distributions to other members ($0.92 per Unit)                       (9,795,386)                -       (9,795,386)
Net (loss) income                                                     (3,100,640)          795,009       (2,305,631)
                                               ---------------- ----------------- ----------------- ----------------
Balance December 31, 2000                           13,570,188      $101,338,501               $ -    $ 101,338,501
                                               ================ ================= ================= ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                  FOR THE PERIOD FROM JULY 31, 1998 (INCEPTION)
                      THROUGH DECEMBER 31, 1998 AND FOR THE
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                     2000              1999             1998
                                                                     ----              ----             ----
Operating activities:
Net (loss) income                                                  $ (2,305,631)        $ 438,835
Adjustments to reconcile net (loss) income to cash provided by operating activities:
   Gain on sales of assets                                               (1,453)           (3,017)
   Depreciation and amortization                                     22,588,276         5,392,504
   Changes in operating assets and liabilities:
      Accounts receivable                                            (3,214,783)       (2,124,786)
      Other assets                                                       30,000          (145,000)
      Accounts payable, Managing Member                                (115,739)          811,287
      Accounts payable, other                                           484,772             1,123
      Accrued interest                                                  153,221           114,602
      Unearned lease income                                             793,444         1,257,697
                                                               ----------------- -----------------
Net cash provided by operating activities                            18,412,107         5,743,245
                                                               ----------------- -----------------

Investing activities:
Purchases of equipment on operating leases                          (66,010,813)     (135,053,806)
Purchases of equipment on direct financing leases                    (9,367,277)       (9,992,009)
Reduction of net investment in direct financing leases                2,154,474           951,549
Payment of initial direct costs to Managing Member                     (844,058)         (753,607)
Proceeds from sales of assets                                             7,761            38,178
                                                               ----------------- -----------------
Net cash used in investing activities                               (74,059,913)     (144,809,695)
                                                               ----------------- -----------------

Financing activities:
Capital contributions received                                       58,258,620        77,442,760            $ 600
Payment of selling commissions and other syndication costs to
   Managing Member                                                   (8,154,103)      (11,091,986)               -
Proceeds of non-recourse debt                                         2,337,614         7,174,617                -
Repayments of non-recourse debt                                      (2,186,487)                -                -
Proceeds of other long-term debt                                     34,900,000        65,000,000                -
Repayments of other long-term debt                                  (12,906,000)         (326,000)               -
Repayments of line of credit                                        (36,055,729)      (69,141,662)               -
Borrowings under line of credit                                      28,555,729        76,641,662                -
Distributions to other members                                       (9,795,386)       (2,460,684)               -
Distributions to Managing Member                                       (795,009)         (199,515)               -
                                                               ----------------- ----------------- ----------------
Net cash provided by financing activities                            54,159,249       143,039,192              600
                                                               ----------------- ----------------- ----------------

Net (decrease) increase in cash and cash equivalents                 (1,488,557)        3,972,742              600
Cash and cash equivalents at beginning of period                      3,973,342               600                -
                                                               ----------------- ----------------- ----------------
Cash and cash equivalents at end of period                          $ 2,484,785       $ 3,973,342            $ 600
                                                               ================= ================= ================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                            $ 6,571,597       $ 1,340,804              $ -
                                                               ================= ================= ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the State of California on July 31, 1998 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Corporation (ATEL), a California corporation. Contributions in the amount of $600 had been received as of December 31, 1998, $100 of which represented the Managing Member's (ATEL Financial Corporation's) (ATEL's) continuing interest, and $500 of which represented the Initial Members' capital investment. Each Member's personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received. On that date, the Company commenced operations in its primary business (leasing activities).

The Company, or the Managing Member on behalf of the Company, incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Company was limited to 15% of Gross Proceeds of up to $25,000,000 and 14% of Gross Proceeds in excess of $25,000,000 (see Note 6).

The Company's business consists of leasing various types of equipment. As of December 31, 2000, the original terms of the leases ranged from six months to nine years.

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

Revenues from operating leases are recognized evenly over the lives of the related leases.

Direct financing leases:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

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

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


2.  Summary of significant accounting policies (continued):

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

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                   2000              1999
                                                   ----              ----
    Financial statement basis of net assets      $101,338,501      $ 64,130,010
    Tax basis of net assets                        79,812,598        61,162,734
                                             ----------------- -----------------
    Difference                                   $ 21,525,903       $ 2,967,276
                                             ================= =================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company's federal tax return (unaudited):

                                                   2000              1999
                                                   ----              ----
  Net (loss) income per financial statements     $ (2,305,631)        $ 438,835
  Adjustment to depreciation expense              (29,978,571)      (16,401,065)
  Adjustments to lease revenues                     3,265,841         2,343,563
                                             ----------------- -----------------
  Net loss per federal tax return               $ (29,018,361)    $ (13,618,667)
                                             ================= =================

Per unit data:

Net (loss) income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2000 and 1999.

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

Recent Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company enters into interest rate swaps (see Note 5). The Managing Member believes that the adoption of SFAS No. 133, will not have a material effect on the Company's results of operations or financial position.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases:

The Company's investments in equipment and leases consist of the following:

                                                                                  Depreciation
                                                                                   Expense or         Reclass-
                                               December 31,                       Amortization     ifications or     December 31,
                                                   1999           Additions        of Leases        Dispositions         2000
                                                   ----           ---------        ---------        ------------         ----
Net investment in operating leases              $ 129,689,456      $66,010,813     $ (22,298,714)         $ (6,308)   $ 173,395,247
Net investment in direct financing leases           9,040,460        9,367,277        (2,154,474)                -       16,253,263
Initial direct costs, net of accumulated
   amortization of $354,638 in 2000 and
   $65,075 in 1999                                    690,292          844,058          (289,562)                -        1,244,788
                                              ---------------- ---------------- ----------------- ----------------- ----------------
                                                $ 139,420,208      $76,222,148     $ (24,742,750)         $ (6,308)   $ 190,893,298
                                              ================ ================ ================= ================= ================

Operating leases:

Property on operating leases consists of the following:

                                                                    Reclass-
                               December 31,                      ifications or      December 31,
                                   1999           Additions       Dispositions          2000
                                   ----           ---------       ------------          ----
Manufacturing                  $   21,949,691      $26,077,588                     $    48,027,279
Transportation, rail               38,224,944        1,409,554                          39,634,498
Aircraft                           24,411,837        7,203,037                          31,614,874
Transportation, other              10,247,265       13,336,207                          23,583,472
Containers                         21,228,750                -                          21,228,750
Natural gas compressors             7,863,922        6,181,212                          14,045,134
Materials handling                  2,086,090        3,771,991                           5,858,081
Marine vessel                       3,952,500          361,531                           4,314,031
Other                               5,051,922        7,669,693          $ (9,652)       12,711,963
                              ---------------- ---------------- ----------------- -----------------
                                  135,016,921       66,010,813            (9,652)      201,018,082
Less accumulated depreciation      (5,327,465)     (22,298,714)            3,344       (27,622,835)
                              ---------------- ---------------- ----------------- -----------------
                                $ 129,689,456    $  43,712,099   $        (6,308)  $   173,395,247
                              ================ ================ ================= =================

Direct financing leases:

As of December 31, 2000 and 1999, investment in direct financing leases consists of anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of December 31, 2000 and 1999:

                                                                  2000              1999
                                                                  ----              ----
Total minimum lease payments receivable                      $    15,045,821   $     9,500,631
Estimated residual values of leased equipment (unguaranteed)       4,810,693         1,247,559
                                                            ----------------- -----------------
Investment in direct financing leases                             19,856,514        10,748,190
Less unearned income                                              (3,603,251)       (1,707,730)
                                                            ----------------- -----------------
Net investment in direct financing leases                    $    16,253,263   $     9,040,460
                                                            ================= =================

All of the property on leases was acquired in 2000 and 1999. There were no significant dispositions of such property.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.  Investments in equipment and leases (continued):

At December 31, 2000, the aggregate amounts of future minimum lease payments are as follows:

                                              Direct
           Year ending     Operating        Financing
          December 31,      Leases            Leases            Total
          ------------      ------            ------            -----
                  2001    $  31,944,886    $    3,543,814   $    35,488,700
                  2002       29,997,219         3,021,377        33,018,596
                  2003       24,191,024         2,714,320        26,905,344
                  2004       14,894,640         1,903,003        16,797,643
                  2005       10,544,506         1,866,689        12,411,195
            Thereafter       15,583,110         1,996,618        17,579,728
                        ---------------- ----------------- -----------------
                           $127,155,385    $   15,045,821   $   142,201,206
                        ================ ================= =================

At December 31, 2000, there were commitments to purchase lease assets totaling approximately $45,940,000.


4.  Non-recourse debt:

At December 31, 2000, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2000, the carrying value of the pledged assets is $31,788,949. The notes mature from 2001 through 2004.

Future minimum payments of non-recourse debt are as follows:

         Year ending
          December 31,      Principal        Interest           Total
                  2001       $ 1,310,780        $ 616,563       $ 1,927,343
                  2002           312,109          515,608           827,717
                  2003           397,915          483,617           881,532
                  2004         4,425,556          170,437         4,595,993
                  2005           418,256           77,737           495,993
            Thereafter           461,128           34,866           495,994
                         ---------------- ---------------- -----------------
                             $ 7,325,744      $ 1,898,828       $ 9,224,572
                         ================ ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (6.7527% at December 31, 2000).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2000, the Company receives or pays interest on a notional principal of $86,668,000, based on the difference between nominal rates ranging from 6.84% to 7.50% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2008. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:
                                                               Variable Interest
                    Original          Balance        Rate on         Rate at
                     Amount        December 31,   Interest Swap    December 31,
 Date Borrowed      Borrowed           2000         Agreement          2000
 -------------      --------           ----         ---------          ----
  11/11/1999        $ 20,000,000      $15,066,000     6.84%          6.7527%
  12/21/1999          20,000,000       18,378,000     7.41%          6.7527%
  12/24/1999          25,000,000       20,490,000     7.44%          6.7527%
  4/17/2000            6,500,000        5,882,000     7.45%          6.7527%
  4/28/2000            1,900,000        1,610,000     7.72%          6.7527%
   8/3/2000           19,000,000       17,958,000     7.50%          6.7527%
  10/31/2000           7,500,000        7,284,000     7.13%          6.7527%
                 ---------------- ----------------
                    $ 99,900,000      $86,668,000
                 ================ ================

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

    Year ending
    December 31,        Principal        Interest           Total
    ------------        ---------        --------           -----
              2001      $ 17,940,000      $ 5,757,526      $ 23,697,526
              2002        18,263,000        4,433,150        22,696,150
              2003        16,133,000        3,155,676        19,288,676
              2004        11,174,000        2,131,491        13,305,491
        Thereafter         8,537,000        1,425,790         9,962,790
        Thereafter        14,621,000        1,420,623        16,041,623
                     ---------------- ---------------- -----------------
                        $ 86,668,000      $18,324,256      $104,992,256
                     ================ ================ =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2000             1999
                                                                                      ----             ----
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                              $ 5,534,569      $ 7,357,062
Reimbursement of other syndication costs to Managing Member                            2,619,534        3,734,924
Initial direct costs paid to Managing Member                                             844,058          753,607
Administrative costs reimbursed to Managing Member                                     1,408,523          767,386
Asset management fees to Managing Member                                               1,465,566          443,943
                                                                                ----------------- ----------------
                                                                                    $ 11,872,250     $ 13,056,922
                                                                                ================= ================


7.  Members' capital:

As of December 31, 2000, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

                                DECEMBER 31, 2000


8.  Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to the Managing Member's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2000 and 1999 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                      2000              1999
                                                      ----              ----
               Transportation, rail                    20%              27%
               Manufacturing, other                    15%              15%
               Transportation, air                     15%              17%
               Transportation, other                   13%               *
               Transportation, containers              10%              15%
               Manufacturing, electronics              10%               *

               * Less than 10%

During 2000, one customer comprised 10% of the Company's revenues from leases. During 1999, four customers comprised 31%, 12%, 12% and 10% of the Company's revenues from leases.


9.  Line of credit:

The Company participates with ATEL and certain of its Affiliates in a $77,500,000 revolving credit agreement with a group of financial institutions which expires on July 28, 2001. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

The Company borrowed $28,555,729 and $76,641,662 under the line of credit during 2000 and 1999, respectively. Repayments on the line of credit were $36,055,729 and $69,141,662 during 2000 and 1999, respectively. At December 31, 2000, no amounts remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2000. At December 31, 2000, $39,969,040 was available under this agreement.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


10.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company's non-recourse debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's non-recourse debt at December 31, 2000 is $7,301,244.

Other long-term debt:

The fair value of the Company's other long-term debt is estimated using discounted cash flow analyses, based on the Company's current variable borrowing rate for the facility. The estimated fair value of the other long-term debt at December 31, 2000 is $87,094,049.

Line of credit:

The carrying amounts of the Company's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. The carrying amounts of the interest rate swaps approximate fair value at December 31, 2000.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Corporation (the Managing Member) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 75% by A. J. Batt and 25% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Corporation ("AFC") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFC. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Corporation.

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

Paritosh K. Choksi           Director, Senior Vice President and Chief Financial
                              Officer of ACG, AFC, ALC, AEC and AIS

Donald E. Carpenter          Vice President and Controller of ACG, AFC, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais              Senior Vice President, Secretary and General
                              Counsel for ACG, AFC, ALC, AIS and AEC

A. J. Batt, age 64, founded ATEL in 1977 and has been its president and chairman of the board of directors since its inception. From 1973 to 1977, he was employed by GATX Leasing Corporation as manager-data processing and equity placement for the lease underwriting department, which was involved in equipment financing for major corporations. From 1967 to 1973 Mr. Batt was a senior technical representative for General Electric Corporation, involved in sales and support services for computer time-sharing applications for corporations and financial institutions. Prior to that time, he was employed by North American Aviation as an engineer involved in the Apollo project. Mr. Batt received a B.Sc. degree with honors in mathematics and physics from the University of British Columbia in 1961.

Dean L. Cash, age 50, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 47, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 52, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 42, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2000 and 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2000, $12,891,631 of such commissions had been paid to ATEL or its affiliates. Of that amount, $11,050,485 was re-allowed to other broker/dealers.

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

Managing Member's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to the Managing Member in 2000 and 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2000, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The shareholders of ATEL are beneficial owners of Limited Liability Company Units as follows:

            (1)                       (2)                               (3)                          (4)
                                      Name and Address of                Amount and Nature of      Percent
       Title of Class                   Beneficial Owner                 Beneficial Ownership     of Class
       --------------                   ----------------                 --------------------     --------

Limited Liability Company Units   A. J. Batt                          Initial Limited Liability        0.0002%
                                   235 Pine Street, 6th Floor      Company Units
                                    San Francisco, CA 94104       25 Units ($250)
                                                                   (owned by wife)

Limited Liability Company Units    Dean Cash                          Initial Limited Liability        0.0002%
                                   235 Pine Street, 6th Floor      Company Units
                                    San Francisco, CA 94104       25 Units ($250)
                                                                   (owned by wife)

Changes in Control

The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.

ATEL may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Liability Company Units.


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


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                         (a)Financial Statements and Schedules
                         1.  Financial Statements
                             Included in Part II of this report:

                             Report of Independent Auditors

                             Balance Sheets at December 31, 2000 and 1999

                             Statements  of  Operations   for  the  years  ended
                             December 31, 2000 and 1999

                             Statements of Changes in Members' Capital for the period from July 31, 1998 (inception) through December 31, 1998 and for the years ended December 31, 2000 and 1999

                             Statements of Cash Flows for the period from July 31, 1998 (inception) through December 31, 1998 and for the years ended December 31, 2000 and 1999

                             Notes to Financial Statements

                         2.  Financial Statement Schedules
                             All schedules for  which  provision  is made in the
                                applicable   accounting   regulations   of   the
                                Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         (b)Reports on Form 8-K for the fourth quarter of 2000
                             None

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



Date:  3/23/2001

                        ATEL Capital Equipment Fund VIII, LLC
                         (Registrant)


  By:  ATEL Financial Corporation,
       Managing Member of Registrant



                  By:   /s/  A. J. Batt
                        ---------------------------------------------------
                        A. J. Batt,
                        President and Chief Executive Officer of ATEL Financial Corporation (Managing Member)





                  By:    /s/ Dean Cash
                        ---------------------------------------------------
                        Dean Cash,
                        Executive vice President of ATEL Financial Corporation (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


           SIGNATURE                     CAPACITIES                   DATE



/s/  A. J. Batt            President and Chief Executive Officer of 3/23/2001
-------------------------- ATEL Financial Corporation (Managing Member)
A. J. Batt







 /s/ Dean Cash             Executive Vice President of ATEL         3/23/2001
-------------------------- Financial Corporation (Managing Member)
Dean Cash




/s/ Paritosh K. Choksi     Principal financial officer of           3/23/2001
-------------------------- registrant; principal financial officer
Paritosh K. Choksi         and director of ATEL Financial
                           Corporation (Managing Member)





/s/ Donald E. Carpenter    Principal accounting officer of          3/23/2001
-------------------------- registrant; principal accounting officer
Donald E. Carpenter        of ATEL Financial Corporation (Managing
                           Member)






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