Form 10-Q
period 2001-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2001-11-13
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

                                     ASSETS

                                                2001              2000
                                                ----              ----
Cash and cash equivalents                  $   1,841,257     $   2,484,785
Accounts receivable                              5,431,760          5,339,569
Other assets                                        92,500            115,000
Investments in leases                          185,841,295        190,893,298
                                          ----------------- ------------------
Total assets                                  $193,206,812       $198,832,652
                                          ================= ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                $ 91,343,000       $ 86,668,000
Non-recourse debt                                6,159,963          7,325,744
Line of credit                                   1,000,000                  -

Accounts payable:
   Managing member                                                    695,548
   Other                                           763,279            485,895

Accrued interest payable                           159,443            267,823

Unearned operating lease income                  2,606,411          2,051,141
                                          ----------------- ------------------
Total liabilities                              102,032,096         97,494,151
Members' capital:
     Managing member                                     -                  -
     Other members                              91,174,716        101,338,501
                                          ----------------- ------------------
Total members' capital                          91,174,716        101,338,501
                                          ----------------- ------------------
Total liabilities and members' capital        $193,206,812       $198,832,652
                                          ================= ==================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                         Nine Months                          Three Months
                                                     Ended September 30,                   Ended September 30,
                                                     -------------------                   -------------------
                                                   2001               2000               2001              2000
                                                   ----               ----               ----              ----
Revenues:
   Leasing activities:
      Operating leases                             $32,328,224        $21,367,986       $ 9,304,558        $ 8,553,136
      Direct financing leases                          693,523            553,989           185,381            284,861
      Gain on sales of assets                        1,788,113              1,453                 -                  -
Interest                                               124,378            126,961            14,554             52,973
Other                                                   26,921             10,729             1,012              8,156
                                             ------------------ ------------------ ----------------- ------------------
                                                    34,961,159         22,061,118         9,505,505          8,899,126
Expenses:
Depreciation and amortization                       25,203,081         16,078,770        10,421,957          5,894,918
Interest expense                                     7,245,633          5,208,362         1,670,772          1,897,752
Asset management fees to Managing Member             1,445,643            973,761           435,665            380,784
Cost reimbursements to Managing Member                 741,886            935,437           215,621            394,855
Other                                                  224,010            341,126            60,288            274,197
Professional fees                                      193,582            102,055             8,152             61,145
                                             ------------------ ------------------ ----------------- ------------------
                                                    35,053,835         23,639,511        12,812,455          8,903,651
                                             ------------------ ------------------ ----------------- ------------------
Net loss                                             $ (92,676)      $ (1,578,393)      $(3,306,950)          $ (4,525)
                                             ================== ================== ================= ==================

Net income (loss):
   Managing member                                   $ 754,604          $ 536,365         $ 251,156          $ 202,487
   Other members                                      (847,280)        (2,114,758)       (3,558,106)          (207,012)
                                             ------------------ ------------------ ----------------- ------------------
                                                     $ (92,676)      $ (1,578,393)      $(3,306,950)          $ (4,525)
                                             ================== ================== ================= ==================

Net loss per Limited Liability Company
   Unit                                                $ (0.06)           $ (0.21)          $ (0.26)           $ (0.02)
Weighted average number of Units outstanding        13,570,188          9,887,359        13,570,188         11,359,758

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                      Other Members                  Managing
                                      -------------
                                 Units             Amount             Member             Total
Balance December 31, 2000         13,570,188       $101,338,501         $       -       $101,338,501
Distributions to members                             (9,316,505)         (754,604)       (10,071,109)
Net loss                                               (847,280)          754,604            (92,676)
                           ------------------ ------------------ ----------------- ------------------
Balance September 30, 2001        13,570,188        $91,174,716         $       -       $ 91,174,716
                           ================== ================== ================= ==================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                     Nine Months                          Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                               2001               2000               2001              2000
                                                               ----               ----               ----              ----
Operating activities:
Net loss                                                         $ (92,676)      $ (1,578,393)      $(3,306,950)          $ (4,525)
Adjustments to reconcile net loss  to
   cash provided by operating activities:
   Depreciation                                                 25,203,081         16,078,770        10,421,957          5,894,918
   Gain on sales of assets                                      (1,788,113)            (1,453)                -                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                          (92,191)        (1,688,343)       (1,063,310)        (1,333,079)
      Other assets                                                  22,500             22,500             7,500              7,500
      Accounts payable, Managing Member                           (695,548)          (294,612)         (509,889)           (34,909)
      Accounts payable, other                                      277,384            284,779           384,584         (1,043,755)
      Accrued interest payable                                    (108,380)           118,910           (49,338)           (47,369)
      Unearned lease income                                        555,270            737,264           960,303            818,548
                                                         ------------------ ------------------ ----------------- ------------------
Net cash provided by operations                                 23,281,327         13,679,422         6,844,857          4,257,329
                                                         ------------------ ------------------ ----------------- ------------------

Investing activities:
Purchases of equipment on operating leases                     (27,938,716)       (51,934,271)                -        (16,307,225)
Purchases of equipment on direct financing leases                 (810,271)        (8,322,910)                -         (7,243,757)
Proceeds from sales of assets                                    8,601,318              9,520                 -                  -
Reduction of net investment in direct financing leases           1,930,535            553,989           533,700           (345,933)
Payment of initial direct costs                                   (145,831)          (691,273)                -           (211,455)
Net cash (used in) provided by investing
                                                         ------------------ ------------------ ----------------- ------------------
   activities                                                  (18,362,965)       (60,384,945)          533,700        (24,108,370)
                                                         ------------------ ------------------ ----------------- ------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                     Nine Months                          Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                               2001               2000               2001              2000
                                                               ----               ----               ----              ----
Financing activities:
Borrowings under line of credit                                 20,756,335         21,908,796         4,000,000          1,000,000
Repayments of line of credit                                   (19,756,335)       (22,816,169)      (12,223,497)        (5,507,373)
Proceeds of long-term debt                                      19,000,000         27,400,000         9,000,000         19,000,000
Repayments of long-term debt                                   (14,325,000)        (8,478,000)       (5,177,000)        (3,555,000)
Distributions to members                                        (9,316,505)        (6,614,767)       (3,097,588)        (2,496,936)
Repayments of non-recourse debt                                 (1,165,781)        (2,067,853)                -           (981,380)
Distributions to managing member                                  (754,604)          (536,365)         (251,156)          (202,487)
Capital contributions received                                           -         42,662,020                 -         12,936,030
Payment of syndication costs to managing member                          -         (6,049,329)                -         (1,889,790)
                                                         ------------------ ------------------ ----------------- ------------------
Net cash provided by financing activities                       (5,561,890)         8,795,642        (7,749,241)         7,256,824
                                                         ------------------ ------------------ ----------------- ------------------
Net decrease in cash and cash
   equivalents                                                    (643,528)       (37,909,881)         (370,684)       (12,594,217)
Cash and cash equivalents at beginning of
   period                                                        2,484,785          3,973,342         2,211,941          4,224,129
                                                         ------------------ ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                     $ 1,841,257      $ (33,936,539)      $ 1,841,257        $(8,370,088)
                                                         ================== ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                       $ 7,245,633        $ 5,208,362       $ 1,611,730        $ 4,785,780
                                                         ================== ================== ================= ==================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                           Depreciation
                                        Balance                             Expense or         Reclassi-           Balance
                                      December 31,                         Amortization       fications or      September 30,
                                          2000            Additions          of Leases        Dispositions          2001
                                          ----            ---------          ---------        ------------          ----
Net investment in operating leases      $173,395,247      $  27,938,716      $ (24,921,543)    $  (6,813,205)      $169,599,215
Net investment in direct financing
   leases                                 16,253,263            810,271         (1,930,535)                -         15,132,999
Initial direct costs, net of
   accumulated amortization                1,244,788            145,831           (281,538)                -          1,109,081
                                    ----------------- ------------------ ------------------ ----------------- ------------------
                                        $190,893,298      $  28,748,987      $ (26,852,078)    $  (6,813,205)      $185,841,295
                                    ================= ================== ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                   Balance                                                                   Balance
                                 December 31,   Acquisitions, Dispositions & Reclassifications            September 30,
                                                ----------------------------------------------
                                     2000       1st Quarter        2nd Quarter          3rd Quarter           2001
                                     ----       -----------        -----------          -----------           ----
Manufacturing                     $ 48,027,279          $ 533,851          $ 618,173       $         -       $ 49,179,303
Transportation, rail                39,634,498          9,741,779                  -                 -         49,376,277
Aircraft                            31,614,874          6,920,565            130,563                 -         38,666,002
Containers                          21,228,750                  -                  -                 -         21,228,750
Transportation, other               23,583,472           (144,316)            (1,000)                -         23,438,156
Natural gas compressors             14,045,134              6,467                  -                 -         14,051,601
Other                               12,711,963              8,901                  -                 -         12,720,864
Materials handling                   5,858,081          2,613,347           (760,907)                -          7,710,521
Marine vessel                        4,314,031                  -                  -                 -          4,314,031
                               ---------------- ------------------ ------------------ ----------------- ------------------
                                   201,018,082         19,680,594            (13,171)                -        220,685,505
Less accumulated depreciation     (27,622,835)         (5,588,036)        (7,547,866)      (10,327,553)       (51,086,290)
                               ---------------- ------------------ ------------------ ----------------- ------------------
                                  $173,395,247       $ 14,092,558       $ (7,561,037)     $(10,327,553)      $169,599,215
                               ================ ================== ================== ================= ==================

Direct financing leases:

As of September 30, 2001, investment in direct financing leases consists office automation equipment. The following lists the components of the Company's investment in direct financing leases as of September 30, 2001:

Total minimum lease payments receivable                        $ 13,175,034
Estimated residual values of leased equipment (unguaranteed)       4,908,381
                                                            -----------------
Investment in direct financing leases                             18,083,415
Less unearned income                                              (2,950,416)
                                                            -----------------
Net investment in direct financing leases                       $ 15,132,999
                                                            =================

All of the property on leases was acquired in 1999, 2000 and 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


3.  Investment in leases (continued):

At September 30, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating         Financing
                                            Leases             Leases             Total
 Three months ending December 31, 2001    $    7,749,483     $   1,055,331     $   8,804,814
         Year ending December 31, 2002        31,676,015         3,260,750         34,936,765
                                  2003        25,198,860         2,948,178         28,147,038
                                  2004        15,739,916         1,989,108         17,729,024
                                  2005        11,389,500         1,901,705         13,291,205
                            Thereafter        16,431,935         2,019,962         18,451,897
                                       ------------------ ----------------- ------------------
                                            $108,185,709       $ 13,175,034      $121,360,743
                                       ================== ================= ==================


4.  Non-recourse debt:

At September 30, 2001, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2001 through 2006.

Future minimum payments of non-recourse debt are as follows:

                                           Principal          Interest            Total
 Three months ending December 31, 2001         $ 144,998         $ 185,702          $ 330,700
         Year ending December 31, 2002           312,109           515,608            827,717
                                  2003           397,915           483,617            881,532
                                  2004         4,425,557           170,437          4,595,994
                                  2005           418,256            77,737            495,993
                            Thereafter           461,128            34,866            495,994
                                       ------------------ ----------------- ------------------
                                             $ 6,159,963       $ 1,467,967        $ 7,627,930
                                       ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which has been increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (6.3810% at September 30, 2001).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2001, the Company receives or pays interest on a notional principal of $91,343,000, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                      Original            Balance           Rate on
                       Amount          September 30,     Interest Swap
 Date Borrowed        Borrowed             2001            Agreement
 -------------        --------             ----            ---------
   11/11/1999           $20,000,000        $11,413,000       6.84%
   12/21/1999            20,000,000         17,090,000       7.41%
   12/24/1999            25,000,000         16,382,000       7.44%
   4/17/2000              6,500,000          5,130,000       7.45%
   4/28/2000              1,900,000          1,225,000       7.72%
    8/3/2000             19,000,000         15,857,000       7.50%
   10/31/2000             7,500,000          6,265,000       7.13%
   1/29/2001              8,000,000          7,199,000       5.91%
    6/1/2001              2,000,000          1,782,000       5.04%
    9/1/2001              9,000,000          9,000,000       4.35%
                  ------------------ ------------------
                       $118,900,000        $91,343,000
                  ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:


                                           Principal          Interest            Total
 Three months ending December 31, 2001       $ 5,674,000       $ 1,531,370        $ 7,205,370
         Year ending December 31, 2002        23,297,000         5,139,613         28,436,613
                                  2003        21,173,000         3,605,271         24,778,271
                                  2004        14,771,000         2,363,448         17,134,448
                                  2005        11,079,000         1,487,319         12,566,319
                            Thereafter        15,349,000         1,521,546         16,870,546
                                       ------------------ ----------------- ------------------
                                             $91,343,000      $ 15,648,567       $106,991,567
                                       ================== ================= ==================


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

                               SEPTEMBER 30, 2001
                                   (Unaudited)


6.  Related party transactions (continued):

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2001              2000
                                                                                      ----              ----
Asset management fees to Managing Member                                             $ 1,445,643          $ 973,761
Cost reimbursements to Managing Member                                                   741,886            935,437
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                                        -          5,716,800
Reimbursement of other syndication costs to Managing Member                                    -          2,788,098
                                                                                ----------------- ------------------
                                                                                     $ 2,187,529       $ 10,414,096
                                                                                ================= ==================


7. Member's capital:

As of  September  30,  2001,  13,570,188  Units  ($135,701,880)  were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members. The offering was terminated on November 30, 2000.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its Affiliates in a $62,000,000 revolving credit agreement with a group of financial institutions which expires on April 12, 2002. The agreement includes an acquisition facility and a warehouse facility which are used to provide bridge financing for assets on leases. Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the Affiliates, the Company and the Managing Member.

At September 30, 2001, the Company had $1,000,000 of borrowings under the line of credit.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was incompliance with its covenants as of September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first nine months of 2001, the our primary activity was engaging in equipment leasing activities. During the first nine months of 2000, our primary activities were raising funds through its offering of Limited Liability Company Units (Units) and engaging in equipment leasing activities.

Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire we will re-lease or sell the equipment. Our future liquidity beyond the contractual minimum rentals will depend on our success in re-leasing or selling the equipment as it comes off lease.

We participate with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a group of financial institutions. The line of credit expires on April 12, 2002.

We anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. We will reinvest only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Other Members.

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

We have not made any commitments of capital, nor do we expect to make any commitments, except for the acquisition of additional equipment. We had made no such commitments as of September 30, 2001.

If inflation in the general economy becomes significant, it may affect us in that the residual (resale) values and rates on re-leases of our leased assets may increase as the costs of similar assets increase. However, our revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that we can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Our leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows

During the first nine months of 2001, our primary source of liquidity was operating lease rents. During the first nine months of 2000, our primary source of liquidity was the proceeds of its offering of Units.

Our primary source of cash flows from operating activities was operating lease revenues in both 2001 and on 2000.

In 2001, our most significant source of cash flows from investing was the proceeds that we received from the sales of lease assets. In the third quarter of 2001, our only significant source of cash from investing activities was rents from direct financing leases. In 2000, rents from direct financing leases were the only significant source of cash from investing activities. We used of cash in investing activities to purchase operating and direct financing lease assets and to pay initial direct costs related to lease asset purchases.

In 2001, our only sources of cash from financing activities was proceeds of long-term debt and borrowings on the line of credit. In 2000, our primary source of cash from financing activities was the proceeds of our public offering of Units of Limited Liability Company interest. Our only other financing sources of cash was borrowings under the line of credit and proceeds of long-term debt. We used cash in financing activities to pay syndication costs associated with the offering, to rep debt and to make distributions to the members. Our repayments of debt have increased due to borrowings after the third quarter of 1999.

Results of operations

We commenced operations on January 13, 1999. In 2000, our operations resulted in a net loss of $92,676 for the nine month period and $3,306,950 for the three month period. In 2001, our operations resulted in a net loss of $1,578,3933 for the nine month period and $4,525 for the three month period. Our primary source of revenues is from operating leases. In future periods, we also expect that operating leases will be our most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. We expect it to increase in future periods as acquisitions continue. Our lease rents and depreciation have increased compared to 2000 as a result of acquisitions over the last year.

Asset management fees are based on our gross lease rents plus the proceeds we receive from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are acquired, lease rents are collected and distributions are made to the members, we expect these fees to increase. These factors gave rise to the increase in fees compared to 2000.

In 2001 and 2000, interest relates to long-term debt, non-recourse debt and to borrowings under the line of credit. The amounts we have borrowed have increased compared to 2000 and have caused the increase in interest expense.

Our results of operations in 2001 and 2000 are not comparable as a result of significant acquisitions of lease equipment in 2000 and 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

         (a)Documents filed as a part of this report

         1.  Financial Statements
             Included in Part I of this report:

                    Balance Sheets, September 30, 2001 and December 31, 2000.

                    Income statements for the nine and three month periods ended September 30, 2001 and 2000.

                    Statement of changes in partners' capital for the nine month period ended September 30, 2001.

                    Statements of cash flows for the nine and three month periods ended September 30, 2001 and 2000.

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

Date:
November 12, 2001

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



       By: ATEL Financial Corporation
           Managing Member of Registrant




                        By:    /s/ DEAN L. CASH
                             -------------------------------------
                             Dean Cash
                             President and Chief Executive Officer
                             of Managing Member




                        By:    /s/ PARITOSH K. CHOKSI
                             -------------------------------------
                             Paritosh K. Choksi
                             Executive Vice President of
                             Managing Member and Principal
                             financial officer of registrant





       By:   /s/ DONALD E. CARPENTER
           -------------------------------------
           Donald E. Carpenter
           Principal accounting
           officer of registrant