Form 10-K
period 2001-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2002-03-27
CIK 1069152

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      |X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 2001
                                       OR
                      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from ____ to ____

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

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California in July 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services LLC (ATEL), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation.

The Company conducted a public offering of 15,000,000 of Limited Liability Company Units (Units), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and ATEL requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of February 18, 1999, the Company had received subscriptions for 775,777 Units ($7,757,770) and ATEL requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. As of November 30, 2000, the Company had received subscriptions for 13,570,138 ($135,701,380) Units in addition to the Initial Members' Units and the offering was terminated. All of the Units were issued and outstanding as of December 31, 2001.

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

As of December 31, 2001, the Company had purchased equipment with a total acquisition price of $245,442,880.

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

During 2001, 2000 and 1999, certain lessees generated significant portions of the Company's total lease revenues as follows:

         Lessee                             Type of Equipment              2001     2000     1999
         ------                             -----------------              ----     ----     ----
Union Pacific Railroad                      Railcars                       16%        *        *
Burlington Northern Santa Fe Railroad       Locomotives and Auto Racks      *        10%       *
Transamerica Leasing Inc.                   Intermodal containers           *         *       31%
Staples, Inc.                               Point of sale / materials       *         *       12%
                                               handling
Stewart & Stevenson Services, Inc.          Gas Compressors                 *         *       12%
Seamex International Ltd.                   Anchor Handler Tug Supply       *         *       10%
                                               Vessel

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

The Company has no full time employees.

Equipment Leasing Activities

Through December 31, 2001, the Partnership has disposed of certain leased assets as set forth below:

                                                                Excess of
         Type of           Original                            Rents Over
        Equipment        Equipment Cost      Sale Price        Expenses *
        ---------        --------------      ----------        ----------
Transportation, rail        $ 6,797,710        $ 7,127,880       $ 1,749,708
Office automation               946,119            191,969           865,619
Manufacturing                    31,130             31,130             5,054
Transportation, other            21,250             22,398             2,490
                        ----------------  -----------------  ----------------
                            $ 7,796,209        $ 7,373,377       $ 2,622,871
                        ================  =================  ================

* Individual asset types included in "Other" represent less than 2% of the total.

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2001 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                  Purchase Price Excluding  Percentage of Total
       Asset Types                    Acquisition Fees          Acquisitions
       -----------                    ----------------          ------------
Transportation, rail                      $59,769,940                    24.35%
Manufacturing                              44,048,583                    17.95%
Transportation, other                      25,757,971                    10.49%
Aircraft                                   38,535,439                    15.70%
Transportation, intermodal
   containers                              21,228,750                     8.65%
Gas compressors                            13,848,465                     5.64%
Point of sale / office automation           8,383,996                     3.42%
Materials handling                         11,018,547                     4.49%
Storage tanks                               6,712,090                     2.73%
Marine vessels                              3,952,500                     1.61%
Other *                                    12,186,599                     4.97%
                                      ----------------        ------------------
                                         $245,442,880                   100.00%
                                      ================        ==================

* Individual asset types included in "Other" represent less than 2% of the total.

                                  Purchase Price Excluding  Percentage of Total
   Industry of Lessee                 Acquisition Fees          Acquisitions
   ------------------                 ----------------          ------------
Transportation, rail                      $59,769,940                    24.35%
Transportation, air                        38,535,439                    15.70%
Manufacturing, other                       34,889,583                    14.21%
Transportation, other                      27,245,340                    11.10%
Transportation, containers                 21,228,750                     8.65%
Manufacturing, electronics                 20,901,071                     8.52%
Retail                                     17,762,440                     7.24%
Natural gas                                13,848,465                     5.64%
Other *                                    11,261,852                     4.59%
                                      ----------------        ------------------
                                         $245,442,880                   100.00%
                                      ================        ==================

* Individual lessee industries included in "Other" represent less than 2% of the total.

For further information regarding the Company's equipment lease portfolio as of December 31, 2001, see Note 3 to the financial statements, Investments in equipment and leases, set forth in Item 8, Financial Statements and Supplementary Data.


Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Emery Worldwide Airways, Inc.:

On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. As this matter is in its early stages, the outcome of the Company's claim is uncertain, although the Managing Member believes that currently there is a reasonable basis for likelihood of success in this matter.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to ATEL's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future.

Holders

As of December 31, 2001, a total of 3,625 investors were record holders of Units in the Company.

Dividends

The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

ATEL shall have sole discretion in determining the amount of distributions; provided, however, that the Managing Member will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the reinvestment period to equal an amount between $0.80 and $1.00 per Unit which was to be determined by the Managing Member. In 2001, the Managing Member determined that amount to be $0.91 per Unit.

Investors may elect to receive distributions either on a monthly or quarterly basis.

The rate for distributions from 2001 operations was $0.076667 per Unit per month for January through June 2001. The distributions were paid in February through July 2001. The rate for the distributions for July through December 2001 was $0.075833. The distributions were paid in August through December 2001 and in January 2002. For each quarterly distribution (paid in April and July 2001) the rate was $0.23 per Unit. For the quarterly distributions paid in October 2001 and January 2002, the rate was $0.2275. Distributions were from 2001 cash flows from operations.

The rate for monthly distributions from 2000 operations was $0.075 for January through October 2000. The distributions were paid in February through November 2000. The rate for the distribution for November 2000 was $0.079167. The rate for the distribution for December 2000 was $0.07667. An additional distribution was paid in December 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all monthly distributions received to a total of $0.079167 per Unit per month for the period from February through November 2000. For each quarterly distribution (made in April, July and October
2000) the rate was $0.225 per Unit. For the quarterly distribution paid in January 2001, the rate was $0.235. An additional distribution was paid in December 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all quarterly distributions received to a total of $0.2375 per Unit per quarter for the period from February through October 2000. Distributions were from 2000 cash flows from operations.

The rate for monthly distributions from 1999 operations was $0.0667 per Unit. The distributions were paid in February 1999 through December 1999 and in January 2000. For each quarterly distribution (paid in April, July and October 1999 and in January 2000) the rate was $0.20 per Unit. Distributions were from 1999 cash flows from operations. An additional distribution from 1999 cash flows was paid in January 2000. The amount of the distribution was calculated for each Unit so as to bring the average of all monthly distributions received to a total of $.075 per month per Unit and to $0.225 per Unit per quarter for those receiving distributions on a quarterly basis. The total distributions represent a distribution rate of 9% per annum on the original invested capital. The amounts paid to holders of Units were adjusted based on the length of time within the previous calendar month, quarter or year that the Units were outstanding.

The following table presents summarized information regarding distributions to Other Members:

                                                 2001               2000              1999
                                                 ----               ----              ----
Distributions of net (loss) income                $ (0.0600)         $ (0.2900)          $ 0.0600
Return of investment                                 0.9700             1.2100             0.5500
                                            ----------------  ----------------- ------------------
Distributions per unit                               0.9100             0.9200             0.6100
Differences due to timing of distributions           0.0050             0.0275             0.2900
                                            ----------------  ----------------- ------------------
Nominal distribution rates from above              $ 0.9150           $ 0.9475           $ 0.9000
                                            ================  ================= ==================



Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2001, 2000, 1999 and 1998. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                     2001               2000              1999              1998
                                                     ----               ----              ----              ----
Gross revenues                                      $43,794,097       $ 31,047,485        $ 8,660,653              $ -
Net (loss) income                                     $ 132,672       $ (2,305,631)         $ 438,835              $ -
Weighted average Units                               13,570,188         10,634,792          4,025,294               50
Net income (loss) allocated to
   Other Members                                     $ (872,244)      $ (3,100,640)         $ 239,420              $ -
Net (loss) income per Unit, based on weighted
   average Units outstanding                            $ (0.06)           $ (0.29)            $ 0.06              $ -
Distributions per Unit, based on weighted average
   Units outstanding                                     $ 0.91             $ 0.92             $ 0.61              $ -
Total Assets                                       $184,421,674       $198,832,652      $ 145,663,336            $ 600
Non-recourse and long-term debt                     $91,383,964       $ 93,993,744       $ 71,848,617              $ -
Total Members' Capital                              $83,361,952       $101,338,501       $ 64,130,010            $ 600

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

The Company participates with the Managing Member and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The Managing Member is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility                                                       $     2,500,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                                               15,100,000
                                                                                                                    ----------------
                                                                                                                    ----------------
Total borrowings under the acquisition facility                                                                           17,600,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility *                         10,999,501
                                                                                                                    ----------------
                                                                                                                    ----------------
Total outstanding balance                                                                                            $   28,599,501
                                                                                                                    ================
                                                                                                                    ================

Total available under the line of credit                                                                             $   62,000,000
Total outstanding balance                                                                                               (28,599,501)
                                                                                                                    ----------------
                                                                                                                    ----------------
Remaining availability                                                                                               $   33,400,499
                                                                                                                    ================
                                                                                                                    ================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and the Managing Member.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Other Members. At December 31, 2001, there were no commitments to purchase lease assets.

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

In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provides for borrowing at a variable interest rate and requires the Managing Member on behalf of the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Managing Member believes that this program allows the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expires as to new borrowings in April 2002.

See Item 7a and Note 5 to the financial statements for additional information regarding this program and related interest rate swaps.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

ATEL expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

See Note 4 to the financial statements for additional information regarding non-recourse debt.

The  Company  commenced  regular   distributions,   based  on  cash  flows  from
operations, beginning with the month of January 1999. See Item 5 and 6 for additional information regarding distributions.

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

Cash Flows

     2001 vs. 2000:

In 2001, operating lease rents were the primary source of cash flows. In both 2001 and 2000, it was the Company's primary source of cash from operations.

Sources of cash from investing activities consisted of the proceeds from sales of lease assets and cash flows from direct financing leases. In 2001, sales proceeds consisted largely of the proceeds from the sale of a fleet of railroad box cars. There was no similar sale in 2000.

Financing sources of cash in 2001 consisted of borrowings on the line of credit and the proceeds of long-term debt. The Company's offering was concluded in 2000 and, therefore, there were no offering proceeds and related costs in 2001 comparable to those in 2000.

     2000 vs. 1999:

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

Results of Operations

As of January 13, 1999, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not been completed until 2001, the results of operations in 2001, 2000 and 1999 are not expected to be comparable to future periods. After the Company's public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Substantially all employees of ATEL track time incurred in performing administrative services on behalf of the Company. ATEL believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

     2001 vs. 2000:

In 2001, operations resulted in net income of $132,672 compared to a loss of $2,305,631 in 2000. Operating lease rents increased substantially compared to 2000 as a result of acquisitions in 2000 and in 2001. This was largely offset by increased depreciation expense associated with the acquisitions and interest expense on the additional debt that was used to finance them.

Income increased for the most part as a result of an increase in the amounts of gains realized on the sales of assets in 2001 compared to 2000. These gains increased by $1,799,839 compared to 2000.

     2000 vs. 1999:

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

Derivative Financial Instruments

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

The Company adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Company recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses reported in net income or other comprehensive income, as appropriate. See Note 5 to the financial statements for additional information.

Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.


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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of December 31, 2001, there was $2,500,000 outstanding on the floating rate line of credit and the effective interest rates of the borrowings ranged from 3.93% to 3.9325%.

Also, as described in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps which effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2001, borrowings on the facility were $85,369,000 and the associated variable interest rate was 2.0624%. The average fixed interest rate achieved with the swap agreements was 6.889% at December 31, 2001.

In general, these swap agreements eliminate the Company's interest rate risk associated with variable interest rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company's facility borrowings at December 31, 2001, a hypothetical 1.00% increase or decrease in market interest rates, would increase or decrease the Company's 2002 variable interest expense by approximately $745,000.

See the Notes to the financial statements for additional information.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 27.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in members' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
February 1, 2002

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                   2001              2000
                                                   ----              ----
Cash and cash equivalents                     $      2,269,137  $     2,484,785
Accounts receivable, net of allowance for
   doubtful accounts of
   $41,365 in 2001 and none in 2000                  3,256,527        5,339,569
Other assets                                            85,000          115,000
Investments in equipment and leases                178,811,010      190,893,298
                                             ------------------ ----------------
Total assets                                     $ 184,421,674    $ 198,832,652
                                             ================== ================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                    $ 85,369,000     $ 86,668,000
Non-recourse debt                                    6,014,964        7,325,744
Line of credit                                       2,500,000                -
Accounts payable:
   Managing Member                                           -          695,548
   Other                                               649,538          485,895

Accrued interest payable                                76,980          267,823

Interest rate swap contracts                         4,700,622                -

Unearned operating lease income                      1,748,618        2,051,141
                                             ------------------ ----------------
Total liabilities                                  101,059,722       97,494,151

Members' capital                                    83,361,952      101,338,501
                                             ------------------ ----------------
Total liabilities and members' capital           $ 184,421,674    $ 198,832,652
                                             ================== ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Revenues:                                                  2001              2000              1999
                                                           ----              ----              ----
   Leasing activities:
      Operating leases                                   $ 40,911,071       $ 29,965,693      $ 8,212,649
      Direct financing leases                                 920,026            810,501          347,764
      Gain on sales of assets                               1,801,292              1,453            3,017
Interest                                                      131,575            175,029           95,948
Other                                                          30,133             94,809            1,275
                                                     ----------------- ------------------ ----------------
                                                           43,794,097         31,047,485        8,660,653
Expenses:
Depreciation and amortization                              31,243,646         22,588,276        5,392,504
Interest expense                                            9,058,622          7,365,041        1,340,804
Asset management fees to Managing Member                    1,849,335          1,465,566          443,943
Administrative cost reimbursements to Managing Member         924,375          1,408,523          767,386
Professional fees                                             215,450            127,345          155,743
Provision for doubtful accounts                                82,615                  -                -
Other                                                         287,382            398,365          121,438
                                                     ----------------- ------------------ ----------------
                                                           43,661,425         33,353,116        8,221,818
                                                     ----------------- ------------------ ----------------
Net income (loss)                                           $ 132,672       $ (2,305,631)       $ 438,835
                                                     ================= ================== ================

Net income (loss):
   Managing Member                                        $ 1,004,916          $ 795,009        $ 199,415
   Other members                                             (872,244)        (3,100,640)         239,420
                                                     ----------------- ------------------ ----------------
                                                            $ 132,672       $ (2,305,631)       $ 438,835
                                                     ================= ================== ================

Net (loss) income per Limited Liability
   Company Unit (other members)                               $ (0.06)           $ (0.29)          $ 0.06
Weighted average number of Units outstanding               13,570,188         10,634,792        4,025,294















                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                                    Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                                     Other Members                 Managing           Income
                                                     -------------
                                                 Units           Amount             Member            (Loss)             Total
                                                 -----           ------             ------            ------             -----
Balance December 31, 1998                                50       $      500              $ 100                $ -      $       600
Capital contributions                             7,744,276       77,442,760                  -                  -       77,442,760
Less selling commissions to affiliates                            (7,357,062)                 -                  -       (7,357,062)
Other syndication costs to affiliates                             (3,734,924)                 -                  -       (3,734,924)
Distributions to Managing Member                                           -           (199,515)                 -         (199,515)
Distributions to other members
   ($0.61 per Unit)                                               (2,460,684)                 -                  -       (2,460,684)
Net income                                                           239,420            199,415                             438,835
                                            ---------------- ----------------  ----------------- ------------------ ----------------
Balance December 31, 1999                         7,744,326       64,130,010                  -                  -       64,130,010
Capital contributions                             5,825,862       58,258,620                  -                  -       58,258,620
Less selling commissions to affiliates                            (5,534,569)                 -                  -       (5,534,569)
Other syndication costs to affiliates                             (2,619,534)                 -                  -       (2,619,534)
Distributions to Managing Member                                           -           (795,009)                           (795,009)
Distributions to other members
   ($0.92 per Unit)                                               (9,795,386)                 -                  -       (9,795,386)
Net (loss) income                                                 (3,100,640)           795,009                  -       (2,305,631)
                                            ---------------- ----------------  ----------------- ------------------ ----------------
Balance December 31, 2000                        13,570,188      101,338,501                  -                  -      101,338,501
Distributions to Managing Member                                           -         (1,004,916)                         (1,004,916)
Distributions to other members
   ($0.91 per Unit)                                              (12,403,683)                 -                  -      (12,403,683)
Cumulative effect of change in
   accounting principle at
   January 1, 2001                                                         -                  -           (821,196)        (821,196)
Unrealized decrease in value of
   interest rate swap contracts                                            -                  -         (3,879,426)      (3,879,426)
Net (loss) income                                                   (872,244)         1,004,916                  -          132,672
                                            ---------------- ----------------  ----------------- ------------------ ----------------
Balance December 31, 2001                        13,570,188      $88,062,574                $ -       $ (4,700,622)    $ 83,361,952
                                            ================ ================  ================= ================== ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     2001              2000              1999
                                                                     ----              ----              ----
Operating activities:
Net income (loss)                                                     $ 132,672       $ (2,305,631)       $ 438,835
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Gain on sales of assets                                           (1,801,292)            (1,453)          (3,017)
   Depreciation and amortization                                     31,243,646         22,588,276        5,392,504
   Provision for doubtful accounts                                       82,615                  -                -
   Changes in operating assets and liabilities:
      Accounts receivable                                             2,000,427         (3,214,783)      (2,124,786)
      Other assets                                                       30,000             30,000         (145,000)
      Accounts payable, Managing Member                                (695,548)          (115,739)         811,287
      Accounts payable, other                                           163,643            484,772            1,123
      Accrued interest                                                 (190,843)           153,221          114,602
      Unearned lease income                                            (302,523)           793,444        1,257,697
                                                               ----------------- ------------------ ----------------
Net cash provided by operating activities                            30,662,797         18,412,107        5,743,245
                                                               ----------------- ------------------ ----------------

Investing activities:
Purchases of equipment on operating leases                          (26,556,373)       (66,010,813)    (135,053,806)
Purchases of equipment on direct financing leases                      (810,271)        (9,367,277)      (9,992,009)
Reduction of net investment in direct financing leases                2,806,236          2,154,474          951,549
Payment of initial direct costs to Managing Member                     (147,721)          (844,058)        (753,607)
Proceeds from sales of assets                                         7,348,063              7,761           38,178
                                                               ----------------- ------------------ ----------------
Net cash used in investing activities                               (17,360,066)       (74,059,913)    (144,809,695)
                                                               ----------------- ------------------ ----------------

Financing activities:
Borrowings under line of credit                                      23,556,335         28,555,729       76,641,662
Repayments of line of credit                                        (21,056,335)       (36,055,729)     (69,141,662)
Proceeds of other long-term debt                                     19,000,000         34,900,000       65,000,000
Repayments of other long-term debt                                  (20,299,000)       (12,906,000)        (326,000)
Distributions to other members                                      (12,403,683)        (9,795,386)      (2,460,684)
Distributions to Managing Member                                     (1,004,916)          (795,009)        (199,515)
Repayments of non-recourse debt                                      (1,310,780)        (2,186,487)               -
Proceeds of non-recourse debt                                                 -          2,337,614        7,174,617
Capital contributions received                                                -         58,258,620       77,442,760
Payment of selling commissions and other syndication costs to
   Managing Member                                                            -         (8,154,103)     (11,091,986)
                                                               ----------------- ------------------ ----------------
Net cash (used in) provided by financing activities                 (13,518,379)        54,159,249      143,039,192
                                                               ----------------- ------------------ ----------------

Net (decrease) increase in cash and cash equivalents                   (215,648)        (1,488,557)       3,972,742
Cash and cash equivalents at beginning of year                        2,484,785          3,973,342              600
                                                               ----------------- ------------------ ----------------
Cash and cash equivalents at end of year                            $ 2,269,137        $ 2,484,785      $ 3,973,342
                                                               ================= ================== ================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                              $ 9,249,465        $ 6,571,597      $ 1,340,804
                                                               ================= ================== ================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California on July 31, 1998 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Company may continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Services LLC (ATEL), a California corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation. Each Member's personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received. On that date, the Company commenced operations in its primary business (leasing activities).

The Company's business consists of leasing various types of equipment. As of December 31, 2001, the original terms of the leases ranged from six months to nine years.

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

                                DECEMBER 31, 2001


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

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited):

                                                 2001              2000
                                                 ----              ----
  Financial statement basis of net assets      $ 83,361,952      $ 101,338,501
  Tax basis of net assets                        50,905,460         79,812,598
                                           ----------------- ------------------
  Difference                                   $ 32,456,492       $ 21,525,903
                                           ================= ==================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company's federal tax return (unaudited):

                                                 2001              2000              1999
                                                 ----              ----              ----
Net (loss) income per financial statements        $ 132,672       $ (2,305,631)       $ 438,835
Adjustment to depreciation expense              (19,612,115)       (29,978,571)     (16,401,065)
Adjustments to lease revenues                     3,980,905          3,265,841        2,343,563
                                           ----------------- ------------------ ----------------
Net loss per federal tax return               $ (15,498,538)     $ (29,018,361)   $ (13,618,667)
                                           ================= ================== ================

Per unit data:

Net (loss) income and distributions per unit are based upon the weighted average number of units outstanding during the period.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

Credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2001, 2000 and 1999.

Basis of presentation:

The accompanying financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

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

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, and by SFAS No. 138, issued in June 2000.

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company recorded its interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


2.  Summary of significant accounting policies (continued):

The Company utilizes cash flow hedges comprised of interest rate swaps (hedges of variable rate interest bearing debt instruments). Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (AOCI) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is dedesignated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis).

Credit exposure from derivative financial instruments arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Recent accounting pronouncement:

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases:

The Company's investments in equipment and leases consist of the following:

                                                                                 Depreciation
                                                                                  Expense or         Reclass-
                                             December 31,                        Amortization      ifications or     December 31,
                                                 2000           Additions         of Leases        Dispositions          2001
                                                 ----           ---------         ---------        ------------          ----
Net investment in operating leases            $ 173,395,247      $26,556,373      $ (30,867,668)     $ (11,525,795)   $ 157,558,157
Net investment in direct financing leases        16,253,263          810,271         (2,806,236)           (75,624)      14,181,674
Assets held for sale or lease                             -                -                  -          6,055,819        6,055,819
Initial direct costs, net of accumulated
   amortization of $730,615 in 2001 and
   $354,638 in 2000                               1,244,788          147,721           (375,978)            (1,171)       1,015,360
                                            ---------------- ----------------  ----------------- ------------------ ----------------
                                              $ 190,893,298      $27,514,365      $ (34,049,882)      $ (5,546,771)   $ 178,811,010
                                            ================ ================  ================= ================== ================

Operating leases:

Property on operating leases consists of the following:

                                                                     Reclass-
                               December 31,                       ifications or      December 31,
                                   2000           Additions        Dispositions          2001
                                   ----           ---------        ------------          ----
Manufacturing                  $   48,027,279      $ 1,190,814          $ (31,130)  $     49,186,963
Aircraft                           31,614,874        6,920,565                  -         38,535,439
Transportation, rail               39,634,498       16,523,854        (18,532,075)        37,626,277
Transportation, other              23,583,472         (145,316)                 -         23,438,156
Containers                         21,228,750                -                  -         21,228,750
Natural gas compressors            14,045,134            6,467                  -         14,051,601
Materials handling                  5,858,081        1,487,451            317,025          7,662,557
Marine vessel                       4,314,031                -                  -          4,314,031
Other                              12,711,963          572,538           (541,448)        12,743,053
                              ---------------- ----------------  ----------------- ------------------
                                  201,018,082       26,556,373        (18,787,628)       208,786,827
Less accumulated depreciation     (27,622,835)     (30,867,668)         7,261,833        (51,228,670)
                              ---------------- ----------------  ----------------- ------------------
                               $ 173,395,247    $   (4,311,295)   $   (11,525,795)  $   157,558,157
                              ================ ================  ================= ==================

Direct financing leases:

As of December 31, 2001 and 2000, investment in direct financing leases consists of anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of December 31, 2001 and 2000:

                                                                   2001              2000
                                                                   ----              ----
Total minimum lease payments receivable                       $    12,119,703   $     15,045,821
Estimated residual values of leased equipment (unguaranteed)        4,785,886          4,810,693
                                                             ----------------- ------------------
Investment in direct financing leases                              16,905,589         19,856,514
Less unearned income                                               (2,723,915)        (3,603,251)
                                                             ----------------- ------------------
Net investment in direct financing leases                     $    14,181,674   $     16,253,263
                                                             ================= ==================

All of the property on leases was acquired in 2001, 2000 and 1999.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


3.  Investments in equipment and leases (continued):

At December 31, 2001, the aggregate amounts of future minimum lease payments are as follows:

                                           Direct
       Year ending     Operating         Financing
      December 31,      Leases             Leases             Total
      ------------      ------             ------             -----
              2002   $  31,675,122     $      3,260,750  $     34,935,872
              2003       25,198,860          2,948,178         28,147,038
              2004       15,739,916          1,989,108         17,729,024
              2005       11,389,500          1,901,705         13,291,205
              2006        7,222,444          1,677,533          8,899,977
        Thereafter        9,209,491            342,429          9,551,920
                    ----------------  ----------------- ------------------
                     $100,435,333      $    12,119,703   $   112,555,036
                    ================  ================= ==================

At December 31, 2001, there were no commitments to purchase lease assets.


4.  Non-recourse debt:

At December 31, 2001, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 7.98% to 10.00%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2001, the carrying value of the pledged assets is $19,140,104. The notes mature from 2002 through 2006.

Future minimum payments of non-recourse debt are as follows:

     Year ending
     December 31,       Principal        Interest            Total
              2002           312,109          515,608          $ 827,717
              2003           397,915          483,617            881,532
              2004         4,425,556          170,437          4,595,993
              2005           418,256           77,737            495,993
              2006           461,128           34,866            495,994
                     ---------------- ----------------  -----------------
                         $ 6,014,964      $ 1,282,265        $ 7,297,229
                     ================ ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (2.0624% at December 31, 2001), based on an index of A1 commercial paper.

The Program requires the Managing Member on behalf of the Company to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2001, the Company receives or pays interest on a notional principal of $85,369,000, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                          Original          Balance        Payment Rate on
                           Amount        December 31,      Interest Swap
       Date Borrowed      Borrowed           2001            Agreement
       -------------      --------           ----            ---------
        11/11/1999        $ 20,000,000      $10,250,000        6.84%
        12/21/1999          20,000,000       16,646,000        7.41%
        12/24/1999          25,000,000       14,694,000        7.44%
        4/17/2000            6,500,000        4,870,000        7.45%
        4/28/2000            1,900,000        1,107,000        7.72%
         8/3/2000           19,000,000       15,132,000        7.50%
        10/31/2000           7,500,000        5,914,000        7.13%
        1/29/2001            8,000,000        6,756,000        5.91%
         6/1/2001            2,000,000        1,585,000        5.04%
         9/1/2001            9,000,000        8,415,000        4.35%
                       ---------------- ----------------
                         $ 118,900,000      $85,369,000
                       ================ ================

The long-term debt borrowings mature from 2002 through 2009. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                  Swap Notional /                                          Rates on
 Year ending           Debt                                              Interest Swap
 December 31,        Principal        Interest            Total           Agreements*
 ------------        ---------        --------            -----           -----------
           2002      $ 23,297,000      $ 5,139,613       $ 28,436,613   6.885% - 6.921%
           2003        21,173,000        3,605,271         24,778,271   6.916% - 6.989%
           2004        14,771,000        2,363,448         17,134,448   6.986% - 7.079%
           2005        11,079,000        1,487,319         12,566,319   7.076% - 7.286%
           2006         6,830,000          877,080          7,707,080   7.299% - 7.309%
           2007         4,529,000          448,677          4,977,677   7.299% - 7.334%
           2008         3,013,000          183,173          3,196,173   7.333% - 7.410%
           2009           677,000           12,616            689,616       7.410%
                  ---------------- ----------------  -----------------
                     $ 85,369,000      $14,117,197       $ 99,486,197
                  ================ ================  =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


5.  Other long-term debt (continued):

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.0624% at December 31, 2001).

In 2001, the net effect of the interest rate swaps was to increase interest expense by $2,166,018.


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

The  Managing   Member   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                             2001              2000              1999
                                                                             ----              ----              ----
Asset management fees to Managing Member                                    $ 1,849,335        $ 1,465,566        $ 443,943
Administrative costs reimbursed to Managing Member                              924,375          1,408,523          767,386
Initial direct costs paid to Managing Member                                    147,721            844,058          753,607
Selling commissions (equal to 9.5% of the selling price of the Limited
   Liability Company units, deducted from Other Members' capital)                     -          5,534,569        7,357,062
Reimbursement of other syndication costs to Managing Member                           -          2,619,534        3,734,924
                                                                       ----------------- ------------------ ----------------
                                                                            $ 2,921,431       $ 11,872,250     $ 13,056,922
                                                                       ================= ================== ================


7.  Members' capital:

As of December 31, 2001, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to ATEL. In accordance with the terms of the of Operating Agreement, additional allocations of income was made to the Managing Member in 2001, 2000 and 1999. The amount allocated was determined so as to bring the Managing Member's ending capital account balance to zero at the end of each year.

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


8.  Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to the Managing Member's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2001, 2000 and 1999 there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                          2001     2000    1999
                                          ----     ----    ----
   Transportation, rail                    18%     20%      27%
   Transportation, air                     17%     15%      17%
   Manufacturing, other                    15%     15%      15%
   Transportation, other                   12%     13%       *
   Transportation, containers               *      10%      15%
   Manufacturing, electronics               *      10%       *

   * Less than 10%

During 2001, one customer  comprised 16% of the Company's  revenues from leases.
During 2000, one customer comprised 10% of the Company's revenues from leases. During 1999, four customers comprised 31%, 12%, 12% and 10% of the Company's revenues from leases.


9.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on April 12, 2002. The Managing Member is currently negotiating a new line of credit and anticipates that the current line of credit will either be replaced upon its expiration or that the current line of credit will be extended until the new one is finalized. As of December 31, 2001, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility                                    $     2,500,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                            15,100,000
                                                                                                 ----------------
Total borrowings under the acquisition facility                                                        17,600,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility *      10,999,501
                                                                                                 ----------------
Total outstanding balance                                                                         $   28,599,501
                                                                                                 ================

Total available under the line of credit                                                          $   62,000,000
Total outstanding balance                                                                            (28,599,501)
                                                                                                 ----------------
Remaining availability                                                                            $   33,400,499
                                                                                                 ================

* (Unaudited) The carrying value of the assets pledged as collateral and financed at December 31, 2001 was $17,955,014.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and the Managing Member.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


9.  Line of credit (continued):

The Company borrowed $23,556,335, $28,555,729 and $76,641,662 under the line of credit during 2001, 2000 and 1999, respectively. Repayments on the line of credit were $21,056,335, $36,055,729 and $69,141,662 during 2001, 2000 and 1999, respectively. At December 31, 2001, $2,500,000 remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rate on borrowings at December 31, 2001 ranged from 3.92% to 3.93%.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2001.


10.  Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents:

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company's non-recourse debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's non-recourse debt at December 31, 2001 is $6,103,611.

Other long-term debt:

The carrying value of the Company's other long-term debt approximates its fair value at December 31, 2001.

Line of credit:

The carrying amounts of the Company's variable rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by obtaining independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


11.  Other comprehensive income:

In 2001, 2000 and in 1999, other comprehensive income consisted of the following:

                                                                                     2001              2000              1999
                                                                                     ----              ----              ----
Net income (loss)                                                                     $ 132,672       $ (2,305,631)       $ 438,835
Other comprehensive income:
Cumulative effect of change in accounting principle at January 1, 2001                 (821,196)
Decrease in value of interest rate swap contracts during the year                    (3,879,426)                 -                -
                                                                               ----------------- ------------------ ----------------
Comprehensive net (loss) income                                                    $ (4,567,950)      $ (2,305,631)       $ 438,835
                                                                               ================= ================== ================

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

All of the outstanding capital stock of ATEL Financial Services LLC (the Managing Member) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 5% by A. J. Batt and 95% by Dean Cash.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of ATEL Financial Services LLC.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash               Chairman of the Board of Directors of ACG, AFS, ALC,
                              AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi         Director, Executive Vice President, Chief Operating
                              Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter        Vice President and Controller of ACG, AFS, ALC, AEC
                              and AIS; Chief Financial Officer of ASC

Vasco H. Morais            Senior Vice President, Secretary and General Counsel
                              for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 51, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 48, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 53, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 43, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2001, 2000 and 1999 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements
- Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2000, $12,891,631 of such commissions had been paid to ATEL or its affiliates. Of that amount, $11,050,485 was re-allowed to other broker/dealers. There are no further amounts to be paid.

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

Managing Member's Interest in Operating Proceeds

Net income, net loss and investment tax credits are allocated 92.5% to the Members and 7.5% to ATEL. See financial statements included in Item 8, Part I of this report for amounts allocated to the Managing Member in 2001, 2000 and 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2001, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

                      (a)Financial Statements and Schedules
                       1. Financial Statements Included in Part II of this report:

                              Report of Independent Auditors

                              Balance Sheets at December 31, 2001 and 2000

                              Statements of Operations for the years ended
                              December  31,  2001, 2000 and  1999

                              Statements of Changes in Members' Capital for the years ended December 31, 2001, 2000 and 1999

                              Statements of Cash Flows for the years ended
                              December 31, 2001, 2000 and 1999

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

                       (b) Reports on Form 8-K for the fourth quarter of 2001
                           None

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



                    Date:  3/25/2002

                         ATEL Capital Equipment Fund VIII, LLC
                          (Registrant)


     By: ATEL Financial Services LLC,
       Managing Member of Registrant



                   By:    /s/ Dean Cash
                         ------------------------
                         Dean Cash,
                         President and Chief Executive
                         Officer of ATEL Financial Services
                         LLC (Managing Member)





                   By:   /s/ Paritosh K. Choksi
                         ------------------------
                         Paritosh K. Choksi
                         Executive Vice President of ATEL
                         Financial Services LLC (Managing
                         Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                         CAPACITIES                             DATE



      /s/ Dean Cash         President, Chairman and Chief             3/25/2002
--------------------------  Executive Officer of ATEL
        Dean Cash           Financial Services LLC



 /s/ Paritosh K. Choksi     Executive Vice President and              3/25/2002
--------------------------  director of ATEL Financial
   Paritosh K. Choksi       Services LLC, Principal financial
                            officer of registrant; principal
                            financial officer and director of
                            ATEL Financial Services LLC


 /s/ Donald E. Carpenter    Principal accounting officer of           3/25/2002
--------------------------  registrant; principal accounting
   Donald E. Carpenter      officer of ATEL Financial Services LLC







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