Form 10-Q
period 2002-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2002-05-14
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS

                                                      2002                2001
                                                      ----                ----
Cash and cash equivalents                             $ 1,456,773          $ 2,269,137
Accounts receivable, net of allowance for
   doubtful accounts of $441,365 in 2002 and
   $41,365 in 2001                                      3,214,949            3,256,527
Other assets                                               77,500               85,000
Investments in leases                                 172,472,820          178,999,739
                                                ------------------ --------------------
Total assets                                         $177,222,042        $ 184,610,403
                                                ================== ====================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                        $80,465,000         $ 85,369,000
Non-recourse debt                                       6,014,964            6,014,964
Line of credit                                          2,800,000            2,500,000

Accounts payable:
   Managing Member                                        376,446                    -
   Other                                                  417,284              838,267

Accrued interest payable                                  138,412               76,980

Interest rate swap contracts                            4,503,068            4,700,622

Unearned operating lease income                         2,363,647            1,748,618
                                                ------------------ --------------------
Total liabilities                                      97,078,821          101,248,451

Members' capital                                       80,143,221           83,361,952
                                                ------------------ --------------------
Total liabilities and members' capital               $177,222,042        $ 184,610,403
                                                ================== ====================



                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)

Revenues:                                                    2002                2001
                                                             ----                ----
   Leasing activities:
      Operating leases                                       $ 8,690,358         $ 13,818,603
      Direct financing leases                                    216,017              260,626
      (Loss) gain on sales of assets                             (16,455)           1,784,650
Interest                                                           5,989               81,171
Other                                                            175,768               16,603
                                                       ------------------ --------------------
                                                               9,071,677           15,961,653
Expenses:
Depreciation and amortization                                  6,025,093            7,135,418
Interest expense                                               1,601,370            3,565,545
Asset management fees to Managing Member                         417,414              602,965
Cost reimbursements to Managing Member                           514,608              241,272
Provision for doubtful accounts                                  400,000                    -
Professional fees                                                 56,545              129,924
Other                                                            135,655               61,355
                                                       ------------------ --------------------
                                                               9,150,685           11,736,479
                                                       ------------------ --------------------
Net (loss) income                                              $ (79,008)         $ 4,225,174
                                                       ================== ====================

Net (loss) income:
   Managing member                                             $ 250,296            $ 250,320
   Other members                                                (329,304)           3,974,854
                                                       ------------------ --------------------
                                                               $ (79,008)         $ 4,225,174
                                                       ================== ====================

Net (loss) income per Limited Liability Company Unit             $ (0.02)              $ 0.29
Weighted average number of Units outstanding                  13,570,188           13,570,188



                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2002
                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                Other Members                  Managing            Income
                                                -------------
                                           Units             Amount             Member             (Loss)              Total

Balance December 31, 2001                   13,570,188        $88,062,574                $ -       $ (4,700,622)       $ 83,361,952
Distributions to members                                       (3,086,981)          (250,296)                 -          (3,337,277)
Unrealized decrease in value of
   interest rate swap contracts                                                                         197,554             197,554
Net loss                                                         (329,304)           250,296                  -             (79,008)
                                     ------------------ ------------------ ------------------ ------------------ -------------------
Balance March 31, 2002                      13,570,188        $84,646,289                $ -       $ (4,503,068)       $ 80,143,221
                                     ================== ================== ================== ================== ===================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                             STATEMENT OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                   (Unaudited)


Operating activities:                                       2002                2001
                                                            ----                ----
Net (loss) income                                             $ (79,008)         $ 4,225,174
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Gain on sales of assets                                       16,455           (1,784,650)
   Depreciation and amortization                              6,025,093            7,135,418
   Provision for doubtful accounts                              400,000                    -
   Changes in operating assets and liabilities:
      Accounts receivable                                      (358,422)           1,275,684
      Other assets                                                7,500                7,500
      Accounts payable, Managing Member                         376,446              (82,842)
      Accounts payable, other                                  (420,983)            (129,563)
      Accrued interest expense                                   61,432              (52,456)
      Unearned lease income                                     615,029              334,182
                                                      ------------------ --------------------
Net cash provided by operations                               6,643,542           10,928,447
                                                      ------------------ --------------------

Investing activities:
Reduction of net investment in direct financing leases          409,321              204,900
Proceeds from sales of assets                                    76,050            8,555,262
Purchases of equipment on operating leases                            -          (27,625,407)
Purchases of equipment on direct financing leases                     -             (174,207)
Payments of initial direct costs to managing member                   -             (107,990)
                                                      ------------------ --------------------
Net cash provided by (used in) investing activities             485,371          (19,147,442)
                                                      ------------------ --------------------

Financing activities:
Repayments of long-term debt                                 (8,804,000)          (4,253,000)
Proceeds of long-term debt                                    3,900,000            8,000,000
Borrowings on line of credit                                  3,800,000           11,223,497
Repayments of line of credit                                 (3,500,000)                   -
Distributions to other members                               (3,086,981)          (3,097,000)
Distributions to managing member                               (250,296)            (250,320)
Repayments of non-recourse debt                                       -           (1,027,687)
                                                      ------------------ --------------------
Net cash (used in) provided by financing activities          (7,941,277)          10,595,490
                                                      ------------------ --------------------

Net (decrease) increase in cash and cash equivalents           (812,364)           2,376,495

Cash and cash equivalents at beginning of period              2,269,137            2,484,785
                                                      ------------------ --------------------
Cash and cash equivalents at end of period                  $ 1,456,773          $ 4,861,280
                                                      ================== ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                    $ 1,662,802          $ 3,513,089
                                                      ================== ====================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation
                                          Balance                             Expense and         Reclass-          Balance
                                       December 31,                          Amortization      ifications and      March 31,
                                           2001             Additions          of Leases        Dispositions          2002
                                           ----             ---------          ---------        ------------          ----
Net investment in operating
   leases                                 $157,746,886                $ -       $ (5,938,328)         $ (93,273)     $ 151,715,285
Net investment in direct financing
   leases                                   14,181,674                  -           (409,321)              (212)        13,772,141
Assets held for sale or lease                6,055,819                  -                  -                980          6,056,799
Initial direct costs                         1,015,360                  -            (86,765)                 -            928,595
                                     ------------------ ------------------ ------------------ ------------------ ------------------
                                          $178,999,739                $ -       $ (6,434,414)         $ (92,505)     $ 172,472,820
                                     ================== ================== ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                    Balance                              Reclass-            Balance
                                 December 31,       Additions and     ifications and        March 31,
                                     2001           Depreciation       Dispositions            2002
                                     ----           ------------       ------------            ----
Transportation, rail                $ 37,626,277      $           -          $       -        $  37,626,277
Manufacturing                         49,700,638                  -                  -           49,700,638
Aircraft                              38,535,439                  -                  -           38,535,439
Transportation, other                 23,438,156                  -                  -           23,438,156
Containers                            21,228,750                  -                  -           21,228,750
Natural gas compressors               14,051,601                  -                  -           14,051,601
Other                                 12,731,780                  -           (178,918)          12,552,862
Materials handling                     7,710,415                  -                  -            7,710,415
Marine vessel                          3,952,500                  -                  -            3,952,500
                               ------------------ ------------------ ------------------ --------------------
                                     208,975,556                  -           (178,918)         208,796,638
Less accumulated depreciation        (51,228,670)        (5,938,328)            85,645          (57,081,353)
                               ------------------ ------------------ ------------------ --------------------
                                    $157,746,886       $ (5,938,328)        $  (93,273)       $ 151,715,285
                               ================== ================== ================== ====================

Direct financing leases:

As of March 31, 2002, investment in direct financing leases consists office automation equipment, point of sale equipment, over the road trailers and hotel laundry equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2002:

Total minimum lease payments receivable                            $11,494,365
Estimated residual values of leased equipment (unguaranteed)         4,785,672
                                                             ------------------
Investment in direct financing leases                               16,280,037
Less unearned income                                                (2,507,896)
                                                             ------------------
Net investment in direct financing leases                          $13,772,141
                                                             ==================

All of the property on leases was acquired in 1999, 2000 and 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

At March 31, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                                Direct
                                            Operating          Financing
                                             Leases             Leases              Total
  Nine months ending December 31, 2002        $23,145,024        $ 2,635,412        $25,780,436
         Year ending December 31, 2003         25,176,885          2,948,178         28,125,063
                                  2004         15,717,941          1,989,108         17,707,049
                                  2005         11,389,500          1,901,705         13,291,205
                                  2006          7,222,444          1,677,533          8,899,977
                            Thereafter          9,209,492            342,429          9,551,921
                                        ------------------ ------------------ ------------------
                                              $91,861,286        $11,494,365       $103,355,651
                                        ================== ================== ==================


4.  Non-recourse debt:

At March 31, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 10.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2002 through 2006.

Future minimum payments of non-recourse debt are as follows:


                                           Principal          Interest             Total
 Nine months ending December 31, 2002     $      312,109          $ 433,813          $ 745,922
        Year ending December 31, 2003            397,915            483,617            881,532
                                 2004          4,425,556            170,437          4,595,993
                                 2005            418,256             77,737            495,993
                                 2006            461,128             34,866            495,994
                                       ------------------ ------------------ ------------------
                                             $ 6,014,964        $ 1,200,470        $ 7,215,434
                                       ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.78273% at March 31, 2002). As of March 31, 2002, the program has been closed as to additional borrowings.

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2002, the Company receives or pays interest on a notional principal of $80,465,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                               Original            Balance            Rate on
                                Amount            March 31,        Interest Swap
          Date Borrowed        Borrowed             2002             Agreement
          -------------        --------             ----             ---------
           11/11/1999            $20,000,000        $ 9,119,000        6.84%
           12/21/1999             20,000,000         16,194,000        7.41%
           12/24/1999             25,000,000         12,968,000        7.44%
            4/17/2000              6,500,000          4,606,000        7.45%
            4/28/2000              1,900,000            987,000        7.72%
            8/3/2000              19,000,000         14,393,000        7.50%
           10/31/2000              7,500,000          5,557,000        7.13%
            1/29/2001              8,000,000          6,307,000        5.91%
            6/1/2001               2,000,000          1,385,000        5.04%
            9/1/2001               9,000,000          5,096,000        4.35%
            1/31/2002              3,900,000          3,853,000        3.60%
                           ------------------ ------------------
                                $122,800,000        $80,465,000
                           ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                      Rates on
                                                                                                   Interest Swap
                                            Principal          Interest             Total           Agreements*
                                            ---------          --------             -----           -----------
  Nine months ending December 31, 2002        $17,722,000        $ 3,719,745        $21,441,745   6.842% - 6.861%
         Year ending December 31, 2003         21,043,000          3,625,609         24,668,609   6.862% - 6.898%
                                  2004         15,092,000          2,383,230         17,475,230   6.892% - 6.957%
                                  2005         11,351,000          1,496,883         12,847,883   6.980% - 7.131%
                                  2006          6,950,000            873,424          7,823,424   7.162% - 7.196%
                                  2007          4,701,000            439,685          5,140,685   7.108% - 7.164%
                                  2008          3,025,000            169,486          3,194,486   6.885% - 7.159%
                                  2009            581,000              9,149            590,149   6.248% - 6.264%
                                        ------------------ ------------------ ------------------
                                              $80,465,000        $12,717,211        $93,182,211
                                        ================== ================== ==================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.78273% at March 31, 2002).


6.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or Affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of the Managing Member record time incurred in performing services on behalf of all of the Companies serviced by the Managing Member. The Managing Member believes that the costs reimbursed are the lower of
(i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                               2002                2001
                                               ----                ----
Costs reimbursed to Managing Member              $ 514,608            $ 241,272
Asset management fees to Managing Member           417,414              602,965
                                         ------------------ --------------------
                                                 $ 932,022            $ 844,237
                                         ================== ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)


7.  Line of credit:

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                 $         2,800,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                16,500,000
                                                           ---------------------
Total borrowings under the acquisition facility                      19,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                           5,235,045
                                                           ---------------------
Total outstanding balance                                   $        24,535,045
                                                           =====================

Total available under the line of credit                    $        62,000,000
Total outstanding balance                                           (24,535,045)
                                                           ---------------------
Remaining availability                                      $        37,464,955
                                                           =====================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

The credit agreement includes certain financial covenants applicable to each borrower. The Partnership was in compliance with its covenants as of March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first quarters of 2002 and 2001, the Company's primary activities was engaging in equipment leasing activities.

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

The Partnership participates with the General Partner and certain of its affiliates in a $62,000,000 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expired on April 12, 2002 and has been extended through June 30, 2002. The General Partner is currently negotiating a new line of credit and anticipates that the current line of credit will be replaced before its extended expiration date. As of March 31, 2002, borrowings under the facility were as follows:

Amount  borrowed by the Partnership under the acquisition
   facility                                                 $         2,800,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                16,500,000
                                                           ---------------------
Total borrowings under the acquisition facility                      19,300,000
Amounts borrowed by the General Partner and its sister
   corporation under the warehouse facility                           5,235,045
                                                           ---------------------
Total outstanding balance                                   $        24,535,045
                                                           =====================

Total available under the line of credit                    $        62,000,000
Total outstanding balance                                           (24,535,045)
                                                           ---------------------
Remaining availability                                      $        37,464,955
                                                           =====================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Partnership and the General Partner.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2002.

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


Cash Flows

During the first quarters of 2002 and 2001, the Company's primary source of liquidity was rents from operating leases.

In 2002 and 2001, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In 2002, rents from direct financing leases were the primary source of cash from investing activities. In 2001, the Company sold a large rail car fleet. The proceeds from that sale constituted the primary source of cash from investing activities in 2001. In 2001, uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payments of initial direct costs associated with the lease asset purchases. There were no investing uses of cash in 2002.

In 2002and 2001, the only sources of cash from financing activities were borrowings under the line of credit and proceeds of long-term debt. Financing uses of cash included repayments of debt and distributions to the members.


Results of operations

Operations resulted in a net loss of $79,008 in 2002 compared to net income of $4,225,174 in 2001 . In 2002 and 2001, the Company's primary source of revenues was from operating leases. Depreciation is related to operating lease assets and thus, to operating lease revenues. It has decreased as a result of operating lease asset sales over the last year.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. The decrease is a direct result of the decreases in lease revenues.

Interest expense has decreased from $3,565,545 in 2001 to $1,601,370 in 2002 as a result of decreased debt balances in 2002 compared to those in 2001.Since March 31, 2001, more of the Company's debt has been under the receivables funding program. The interest rates on this program are considerably lower than those on the bank line of credit and on non-recourse debt. This shift to the receivables funding program has also helped to reduce interest expense compared to 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Emery Worldwide Airways, Inc.:

On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. A motion for summary judgment on the Company's claims is expected to be heard towards the end of May, 2002. As this matter is in its early stages, the outcome of the Company's claim is uncertain, although the Manager believes that currently there is a substantial likelihood of success in this matter.

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

Item 6. Exhibits And Reports On Form 8-K.

     (a)Documents filed as a part of this report

     1.  Financial Statements

         Included in Part I of this report: Balance Sheets,

          March 31, 2002 and December 31, 2001.

          Statement of operations for the three month periods ended March 31, 2002 and 2001.

          Statement of changes in partners' capital for the three month period ended March 31, 2002.

          Statements of cash flows for the three month periods ended March 31, 2002 and 2001.

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

Date:
May 13, 2002

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



      By: ATEL Financial Corporation
          Managing Member of Registrant




                        By:  /s/ Dean L. Cash
                             -------------------------------------
                             Dean L. Cash
                             President and Chief Executive Officer
                             of Managing Member




      By: /s/ Paritosh K. Choksi
          --------------------------------------
          Paritosh K. Choksi
          Principal financial officer
          of registrant




      By: /s/ Donald E. Carpenter
          --------------------------------------
          Donald E. Carpenter
          Principal accounting
          officer of registrant