Form 10-Q
period 2002-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2002-08-14
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                           For the quarterly period ended June 30, 2002

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

                                     Yes |X|
                                     No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                     ASSETS

                                                2002               2001
                                                ----               ----
Cash and cash equivalents                      $ 1,786,425          $ 2,269,137
Accounts receivable, net of allowance for
   doubtful accounts of $516,365 in 2002
   and $41,365 in 2001                           1,894,010            3,256,527
Other assets                                        70,000               85,000
Investments in leases                          164,149,125          178,999,739
                                          ----------------- --------------------
Total assets                                  $167,899,560        $ 184,610,403
                                          ================= ====================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                $ 74,563,000         $ 85,369,000
Non-recourse debt                                5,862,716            6,014,964
Line of credit                                   4,000,000            2,500,000

Accounts payable:
   Managing member                                 263,652                    -
   Other                                           492,903              838,267

Accrued interest payable                           100,168               76,980

Interest rate swap contracts                     3,984,595            4,700,622

Unearned operating lease income                  1,674,116            1,748,618
                                          ----------------- --------------------
Total liabilities                               90,941,150          101,248,451

Members' capital                                76,958,410           83,361,952
                                          ----------------- --------------------
Total liabilities and members' capital        $167,899,560        $ 184,610,403
                                          ================= ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
Revenues:                                                    2002               2001               2002               2001
                                                             ----               ----               ----               ----
   Leasing activities:
      Operating leases                                       $16,369,513        $23,023,666       $ 7,679,155          $ 9,205,063
      Direct financing leases                                    413,236            508,142           197,219              247,516
      Gain on sales of assets                                    256,871          1,788,113           273,326                3,463
Interest                                                           9,035            109,824             3,046               28,653
Other                                                            183,150             25,909             7,382                9,306
                                                       ------------------ ------------------ ----------------- --------------------
                                                              17,231,805         25,455,654         8,160,128            9,494,001
Expenses:
Depreciation and amortization                                 11,924,692         14,781,124         5,899,599            7,645,706
Interest expense                                               3,258,213          5,574,861         1,656,843            2,009,316
Asset management fees to Managing Member                         770,623          1,009,978           353,209              407,013
Cost reimbursements to Managing Member                           757,879            526,265           243,271              284,993
Provision for doubtful accounts                                  475,000                  -            75,000                    -
Other                                                            379,850            163,722           244,195              102,367
Professional fees                                                110,555            185,430            54,010               55,506
                                                       ------------------ ------------------ ----------------- --------------------
                                                              17,676,812         22,241,380         8,526,127           10,504,901
                                                       ------------------ ------------------ ----------------- --------------------
Net income (loss)                                             $ (445,007)       $ 3,214,274        $ (365,999)        $ (1,010,900)
                                                       ================== ================== ================= ====================

Net income (loss):
   Managing member                                             $ 500,592          $ 503,448         $ 750,888            $ 146,237
   Other members                                                (945,599)         2,710,826        (1,116,887)          (1,157,137)
                                                       ------------------ ------------------ ----------------- --------------------
                                                              $ (445,007)       $ 3,214,274        $ (365,999)        $ (1,010,900)
                                                       ================== ================== ================= ====================

Net income (loss) per Limited Liability Company Unit             $ (0.07)           $ (0.21)          $ (0.08)             $ (0.09)
Weighted average number of Units outstanding                  13,570,188          9,143,454        13,570,188           13,570,188

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2002
                                   (Unaudited)



                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                               Other Members                  Managing            Income
                                               -------------
                                          Units             Amount             Member             (Loss)              Total
Balance December 31, 2001                  13,570,188        $88,062,574                $ -       $(4,700,622)        $ 83,361,952
Distributions to members                                      (6,173,970)          (500,592)                            (6,674,562)
Unrealized decrease in value of
   interest rate swap contracts                                                                       716,027              716,027
Net income                                                      (945,599)           500,592                               (445,007)
                                    ------------------ ------------------ ------------------ ----------------- --------------------
Balance June 30, 2002                      13,570,188        $80,943,005                $ -       $(3,984,595)        $ 76,958,410
                                    ================== ================== ================== ================= ====================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                             2002               2001               2002               2001
                                                             ----               ----               ----               ----
Operating activities:
Net income (loss)                                             $ (445,007)       $ 3,214,274        $ (365,999)        $ (1,010,900)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization                              11,924,692         14,781,124         5,899,599            7,645,706
   Gain on sales of assets                                      (256,871)        (1,788,113)         (273,326)              (3,463)
   Provision for doubtful accounts                               475,000                  -            75,000                    -
   Changes in operating assets and liabilities:
      Accounts receivable                                        887,517            971,119         1,245,939             (304,565)
      Other assets                                                15,000             15,000             7,500                7,500
      Accounts payable, Managing Member                                -           (185,659)         (376,446)            (102,817)
      Accounts payable, other                                    (81,712)          (107,200)          339,271               22,363
      Accrued interest expense                                    23,188            (59,042)          (38,244)              (6,586)
      Unearned lease income                                      (74,502)          (405,033)         (689,531)            (739,215)
                                                       ------------------ ------------------ ----------------- --------------------
Net cash provided by operations                               12,467,305         16,436,470         5,823,763            5,508,023
                                                       ------------------ ------------------ ----------------- --------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                    Six Months                           Three Months
                                                                  Ended June 30,                        Ended June 30,
                                                                  --------------                        --------------
                                                             2002               2001               2002               2001
                                                             ----               ----               ----               ----
Investing activities:
Purchases of equipment on operating leases                             -        (27,938,716)                -             (313,309)
Purchases of equipment on direct financing
   leases                                                              -           (810,271)                -             (636,064)
Reduction of net investment in direct financing
   leases                                                      2,037,467          1,396,835         1,628,146            1,191,935
Payment of initial direct costs to managing
   member                                                              -           (145,831)                -              (37,841)
Proceeds from sales of assets                                  1,145,326          8,601,318         1,069,276               46,056
                                                       ------------------ ------------------ ----------------- --------------------
Net cash provided by (used in) investing
   activities                                                  3,182,793        (18,896,665)        2,697,422              250,777
                                                       ------------------ ------------------ ----------------- --------------------

Financing activities:
Borrowings on line of credit                                   5,800,000         16,756,335         2,000,000            5,532,838
Repayments of line of credit                                  (4,300,000)        (7,532,838)         (800,000)          (7,532,838)
Proceeds of long-term debt                                     3,900,000         10,000,000                 -            2,000,000
Repayments of long-term debt                                 (14,706,000)        (9,148,000)       (5,902,000)          (4,895,000)
Repayments of non-recourse debt                                 (152,248)        (1,165,781)         (152,248)            (138,094)
Distributions to other members                                (6,173,970)        (6,218,917)       (3,086,989)          (3,121,917)
Distributions to managing member                                (500,592)          (503,448)         (250,296)            (253,128)
                                                       ------------------ ------------------ ----------------- --------------------
Net cash (used in) provided by financing
   activities                                                (16,132,810)         2,187,351        (8,191,533)          (8,408,139)
                                                       ------------------ ------------------ ----------------- --------------------
Net (decrease) increase in cash and cash
   equivalents                                                  (482,712)          (272,844)          329,652           (2,649,339)
Cash and cash equivalents at beginning of
period                                                         2,269,137          2,484,785         1,456,773            4,861,280
                                                       ------------------ ------------------ ----------------- --------------------
Cash and cash equivalents at end of period                   $ 1,786,425        $ 2,211,941       $ 1,786,425          $ 2,211,941
                                                       ================== ================== ================= ====================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                     $ 3,235,025        $ 5,633,903       $ 1,695,087          $ 2,015,902
                                                       ================== ================== ================= ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                            Depreciation
                                         Balance                             Expense or         Reclassi-            Balance
                                      December 31,                          Amortization       fications or         June 30,
                                          2001             Additions          of Leases        Dispositions           2002
                                          ----             ---------          ---------      - -------------          ----
Net investment in operating
   leases                                $157,746,886                $ -    $ (11,735,812)     $ (4,405,645)         $ 141,605,429
Net investment in direct
   financing leases                        14,181,674                  -         (2,037,467)         (217,352)          11,926,855
Assets held for sale or lease               6,055,819                  -                  -         3,734,542            9,790,361
Initial direct costs, net of
   accumulated amortization                 1,015,360                  -           (188,880)                -              826,480
                                    ------------------ ------------------ ------------------ ----------------- --------------------
                                         $178,999,739                $ -      $ (13,962,159)       $ (888,455)       $ 164,149,125
                                    ================== ================== ================== ================= ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                   Balance          Acquisitions, Dispositions &            Balance
                                December 31,              Reclassifications                June 30,
                                                          -----------------
                                    2001            1st Quarter       2nd Quarter            2002
                                    ----            -----------       -----------            ----
Manufacturing                     $  49,700,638     $            -     $           -      $    49,700,638
Transportation, rail                 37,626,277                  -                 -           37,626,277
Aircraft                             38,535,439                  -        (5,725,300)          32,810,139
Transportation, other                23,438,156                  -                 -           23,438,156
Containers                           21,228,750                  -                 -           21,228,750
Natural gas compressors              14,051,601                  -                 -           14,051,601
Materials handling                    7,710,415                  -                 -            7,710,415
Marine vessel                         3,952,500                  -                 -            3,952,500
Other                                12,731,780           (178,918)                -           12,552,862
                              ------------------ ------------------ ----------------- --------------------
                                    208,975,556           (178,918)       (5,725,300)         203,071,338
Less accumulated depreciation       (51,228,670)        (5,852,683)       (4,384,556)         (61,465,909)
                              ------------------ ------------------ ----------------- --------------------
                                   $157,746,886      $  (6,031,601)   $  (10,109,856)       $ 141,605,429
                              ================== ================== ================= ====================

Direct financing leases:

As of June 30, 2002, investment in direct financing leases consists primarily office automation equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 2002:

Total minimum lease payments receivable                          $ 9,668,999
Estimated residual values of leased equipment (unguaranteed)       4,501,147
                                                            -----------------
Investment in direct financing leases                             14,170,146
Less unearned income                                              (2,243,291)
                                                            -----------------
Net investment in direct financing leases                       $ 11,926,855
                                                            =================

All of the property on leases was acquired in 1999, 2000 and 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                         Operating          Financing
                                          Leases             Leases             Total
Six months ending December 31, 2002        $15,406,183        $ 1,354,557      $ 16,760,740
      Year ending December 31, 2003         25,176,885          2,509,590        27,686,475
                               2004         15,717,941          2,063,877        17,781,818
                               2005         11,389,500          1,976,473        13,365,973
                               2006          7,222,444          1,422,073         8,644,517
                         Thereafter          9,209,493            342,429         9,551,922
                                     ------------------ ------------------ -----------------
                                           $84,122,446        $ 9,668,999      $ 93,791,445
                                     ================== ================== =================


4.  Non-recourse debt:

At June 30, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 10.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2002 through 2006.

Future minimum payments of non-recourse debt are as follows:


                                         Principal          Interest            Total
Six months ending December 31, 2002          $ 159,860          $ 254,452         $ 414,312
      Year ending December 31, 2003            397,915            486,617           884,532
                               2004          4,425,556            170,437         4,595,993
                               2005            418,256             77,737           495,993
                               2006            461,129             34,866           495,995
                                     ------------------ ------------------ -----------------
                         Thereafter        $ 5,862,716        $ 1,024,109       $ 6,886,825
                                     ================== ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.8539% at June 30, 2002). As of June 30, 2002, the program has been closed as to additional borrowings.

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2002, the Company receives or pays interest on a notional principal of $74,563,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                             Original            Balance           Rate on
                              Amount            June 30,        Interest Swap
        Date Borrowed        Borrowed             2002            Agreement
        -------------        --------             ----            ---------
          11/11/99             $20,000,000        $ 7,972,000       6.840%
          12/21/99              20,000,000         15,735,000       7.410%
          12/24/99              25,000,000         11,587,000       7.440%
           4/17/00               6,500,000          4,337,000       7.450%
           4/28/00               1,900,000            864,000       7.720%
           8/3/00               19,000,000         13,642,000       7.500%
          10/31/00               7,500,000          5,194,000       7.130%
           1/29/01               8,000,000          5,852,000       5.910%
           6/1/01                2,000,000          1,185,000       5.040%
           9/1/01                9,000,000          4,750,000       4.350%
           1/31/02               3,900,000          3,445,000       3.600%
                         ------------------ ------------------
                              $122,800,000        $74,563,000
                         ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                   Rates on
                                                                                                 Interest Swap
                                          Principal          Interest            Total            Agreements*
                                          ---------          --------            -----            -----------
 Six months ending December 31, 2002        $11,681,000        $ 2,383,653      $ 14,064,653    6.848% - 6.862%
       Year ending December 31, 2003         21,043,000          3,636,621        24,679,621    6.865% - 6.901%
                                2004         15,092,000          2,394,241        17,486,241    6.896% - 6.962%
                                2005         11,351,000          1,507,894        12,858,894    6.985% - 7.137%
                                2006          6,950,000            884,435         7,834,435    7.172% - 7.203%
                                2007          4,701,000            439,685         5,140,685    6.896% - 7.028%
                                2008          3,025,000            169,486         3,194,486    6.214% - 6.887%
                                2009            720,000              9,149           729,149    5.042% - 5.068%
                                      ------------------ ------------------ -----------------
                                            $74,563,000        $11,425,164      $ 85,988,164
                                      ================== ================== =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.8539% at June 30, 2002).


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

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


6.  Related party transactions (continued):

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement during the six month periods ended June 30, 2002 and 2001 as follows:

                                                                                      2002               2001
                                                                                      ----               ----
Asset management fees to Managing Member                                               $ 770,623          $ 1,009,978
Administrative costs reimbursed to Managing Member                                       757,879              526,265
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                                        -            3,855,618
Reimbursement of other syndication costs to Managing Member                                    -            1,957,345
                                                                                ----------------- --------------------
                                                                                     $ 1,528,502          $ 7,349,206
                                                                                ================= ====================


7. Member's capital:

As  of  June  30,  2002,   13,570,188  Units   ($135,701,880)  were  issued  and
outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The offering was concluded on November 30, 2000. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility                                        $      4,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                              19,000,000
                                                                                                  --------------------
Total borrowings under the acquisition facility                                                          23,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                         -
                                                                                                  --------------------
Total outstanding balance                                                                          $    23,000,000
                                                                                                  ====================

Total available under the line of credit                                                           $    43,654,928
Total outstanding balance                                                                               (23,000,000)
                                                                                                  --------------------
Remaining availability                                                                             $    20,654,928
                                                                                                  ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (Unaudited)


8.  Line of credit (continued):

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The fund was in compliance with its covenants as of June 30, 2002.


9.  Commitments:

As of June 30, 2002, the Company had no outstanding commitments to purchase lease equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first half of 2002 and 2001, the Company's primary activity was engaging in equipment leasing activities.

During 2002 and 2001, the Company's primary source of liquidity was rents from operating leases. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

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

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2002, borrowings under the facility were as follows:


Amount  borrowed by the fund under the acquisition facility                                        $      4,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition
   facility                                                                                              19,000,000
                                                                                                  --------------------
Total borrowings under the acquisition facility                                                          23,000,000
Amounts borrowed by the Managing Member and its sister corporation under the warehouse facility                         -
                                                                                                  --------------------
Total outstanding balance                                                                          $    23,000,000
                                                                                                  ====================

Total available under the line of credit                                                           $    43,654,928
Total outstanding balance                                                                               (23,000,000)
                                                                                                  --------------------
Remaining availability                                                                             $    20,654,928
                                                                                                  ====================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the members.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2002.

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

Cash Flows

During the first half of 2002 and 2001, the Company's primary source of liquidity was operating lease rents.

Sources of cash flows from operating activities consisted primarily of operating lease revenues in both years.

Rents from direct financing leases were the most significant source of cash from investing activities in 2002. In 2001, the most significant source of cash flows from investing activities was proceeds from the sales of lease assets. Uses of cash for investing activities consisted of cash used to purchase operating and direct financing lease assets and payment of initial direct costs related to lease asset purchases. No cash was used in investing activities in 2002.

In 2002 and 2001, sources of cash from financing activities consisted of borrowings on the line of credit and proceeds of long-term debt. Financing uses of cash included repayments of long-tern debt, repayments of non-recourse debt, repayments of borrowings under the line of credit and distributions to the members.

Results of operations

In 2002, operations resulted in a net loss of $445,007 for the six month period and a net loss of $365,999 for the three month period. In 2001, operations resulted in net income of $3,214,274 for the first half of the year and a net loss of $1,010,900 for the second quarter. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to decrease in future periods as leases mature and lease assets are sold.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As lease assets are sold and as revenues decline, these fees are expected to decrease.

Interest expense has decreased compared to 2001 due to debt repayments over the last year.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Emery Worldwide Airways, Inc.:

On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. A motion for summary judgment on the Company's claims was heard towards the end of May, 2002. As this matter is in its early stages, the outcome of the Company's claim is uncertain, although the Manager believes that currently there is a substantial likelihood of success in this matter.

Burlington Northern Santa Fe Corporation:

This complaint was filed for the recovery of $300,000 in damages for the "Agreed Value" of a destroyed locomotive. The Company feels that it has a reasonable basis for success in this matter.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

                    (a)Documents filed as a part of this report

                    1.  Financial Statements

                        Included in Part I of this report:

                        Balance Sheets, June 30, 2002 and December 31, 2001.

                        Statements of operations for the six and three month
                         periods ended June 30, 2002 and 2001.

                        Statement of changes in partners' capital for the six
                         month period ended June 30, 2002.

                        Statements of cash flows for the six and three month
                         periods ended June 30, 2002 and 2001.

                        Notes to the Financial Statements

                    2.  Financial Statement Schedules

                        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    (b) Report on Form 8-K

                        None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

          1.            The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

          2.            The information contained in the Report fairly presents,
                         in all material respects, the finanancial condition and results of operations of the Company.


/s/ DEAN L. CASH
------------------------------------
Dean L. Cash President and Chief Executive
Officer of Managing Member
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report on Form 10QSB of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

          1.            The Report fully complies with the requirements of
                         section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

          2.            The information contained in the Report fairly presents,
                         in all material respects, the finanancial condition and results of operations of the Company.


/s/ PARITOSH K. CHOKSI
------------------------------------
Paritosh K. Choksi Executive Vice President of Managing
Member, Principal financial officer of registrant
August 14, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 14, 2002

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                   By: ATEL Financial Services, LLC
                       Managing Member of Registrant




                                     By:  /s/ DEAN L. CASH
                                          -------------------------------------
                                          Dean L. Cash
                                          President and Chief Executive
                                          Officer of Managing Member




                   By: /s/ PARITOSH K. CHOKSI
                       -------------------------------------
                       Paritosh K. Choksi
                       Executive Vice President of
                       Managing Member, Principal
                       financial officer of registrant



                   By: /s/ DONALD E.  CARPENTER
                       --------------------------------------
                       Donald E. Carpenter
                       Principal accounting officer of
                       registrant