Form 10-Q
period 2002-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2002-11-12
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002

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

                                     Yes |X|
                                     No  |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                     ASSETS

                                                 2002               2001
                                                 ----               ----

Cash and cash equivalents                      $   1,481,169      $   2,269,137

Accounts receivable, net of allowance for
     doubtful accounts of $516,365 in 2002
     and $41,365 in 2001                           2,446,146          3,256,527

Other assets                                          62,500             85,000

Investments in leases                            157,938,251        178,999,739
                                           ------------------ ------------------
Total assets                                    $161,928,066       $184,610,403
                                           ================== ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                  $ 68,961,000       $ 85,369,000
Non-recourse debt                                  5,862,716          6,014,964
Line of credit                                     7,100,000          2,500,000

Accounts payable                                     512,650            838,267

Accrued interest payable                             140,628             76,980

Interest rate swap contracts                       3,593,630          4,700,622

Unearned operating lease income                    2,269,005          1,748,618
                                           ------------------ ------------------
Total liabilities                                 88,439,629        101,248,451
                                           ------------------ ------------------
Members' capital                                  73,488,437         83,361,952
                                           ------------------ ------------------
Total liabilities and members' capital          $161,928,066       $184,610,403
                                           ================== ==================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                INCOME STATEMENTS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                          Nine Months                           Three Months
                                                      Ended September 30,                   Ended September 30,
                                                      -------------------                   -------------------
                                                    2002               2001               2002               2001
                                                    ----               ----               ----               ----
Revenues:
   Leasing activities:
      Operating leases                              $23,862,863        $32,328,224        $ 7,493,350        $ 9,304,558
      Direct financing leases                           625,944            693,523            212,708            185,381
      Gain (loss) on sales of assets                    230,089          1,788,113            (26,782)                 -
Interest                                                 12,495            124,378              3,460             14,554
Other                                                   185,097             26,921              1,947              1,012
                                              ------------------ ------------------ ------------------ ------------------
                                                     24,916,488         34,961,159          7,684,683          9,505,505
Expenses:
Depreciation and amortization                        17,635,864         25,203,081          5,711,172         10,421,957
Interest expense                                      4,719,523          7,245,633          1,461,310          1,670,772
Asset management fees to Managing Member              1,152,763          1,445,643            382,140            435,665
Cost reimbursements to Managing Member                  793,772            741,886             35,893            215,621
Provision for doubtful accounts                         475,000                  -                  -                  -
Provision for losses on lease assets                    400,000                  -            400,000                  -
Professional fees                                       116,922            193,582              6,367              8,152
Other                                                   591,388            224,010            211,538             60,288
                                              ------------------ ------------------ ------------------ ------------------
                                                     25,885,232         35,053,835          8,208,420         12,812,455
                                              ------------------ ------------------ ------------------ ------------------
Net loss                                             $ (968,744)         $ (92,676)        $ (523,737)       $(3,306,950)
                                              ================== ================== ================== ==================

Net income (loss):
   Managing member                                    $ 750,882          $ 754,604          $ 250,290          $ 251,156
   Other members                                     (1,719,626)          (847,280)          (774,027)        (3,558,106)
                                              ------------------ ------------------ ------------------ ------------------
                                                     $ (968,744)         $ (92,676)        $ (523,737)       $(3,306,950)
                                              ================== ================== ================== ==================

Net loss per Limited Liability Company
   Unit                                                 $ (0.13)           $ (0.06)           $ (0.06)           $ (0.26)
Weighted average number of Units outstanding         13,570,188         13,570,188         13,570,188         13,570,188

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                             Other Members                 Managing         Comprehensive
                                             -------------
                                       Units             Amount             Member             Income              Total
                                       -----             ------             ------             ------              -----
Balance December 31, 2001               13,570,188        $88,062,574                $ -        $(4,700,622)      $ 83,361,952
Unrealized decrease in value of
   interest rate swap contracts                                     -                  -          1,106,992          1,106,992
Distributions to members                                   (9,260,881)          (750,882)                 -        (10,011,763)
Net loss                                                   (1,719,626)           750,882                  -           (968,744)
                                  ----------------- ------------------ ------------------ ------------------ ------------------
Balance September 30, 2002              13,570,188        $77,082,067                $ -        $(3,593,630)      $ 73,488,437
                                  ================= ================== ================== ================== ==================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                     Nine Months                           Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                               2002               2001               2002               2001
                                                               ----               ----               ----               ----
Operating activities:
Net loss                                                        $ (968,744)         $ (92,676)        $ (523,737)       $(3,306,950)
Adjustments to reconcile net loss  to
   cash provided by operating activities:
   Depreciation                                                 17,635,864         25,203,081          5,711,172         10,421,957
   (Gain) loss on sales of assets                                 (230,089)        (1,788,113)            26,782                  -
   Provision for doubtful accounts                                 475,000                  -                  -                  -
   Provision for losses on lease assets                            400,000                  -            400,000                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                          335,381            (92,191)          (552,136)        (1,063,310)
      Other assets                                                  22,500             22,500              7,500              7,500
      Accounts payable, Managing Member                                  -           (695,548)          (263,652)          (509,889)
      Accounts payable, other                                     (325,617)           277,384             19,747            384,584
      Accrued interest payable                                      63,648           (108,380)            40,460            (49,338)
      Unearned lease income                                        520,387            555,270            594,889            960,303
                                                         ------------------ ------------------ ------------------ ------------------
Net cash provided by operations                                 17,928,330         23,281,327          5,461,025          6,844,857
                                                         ------------------ ------------------ ------------------ ------------------

Investing activities:
Reduction of net investment in direct financing
   leases                                                        2,294,372          1,930,535            256,905            533,700
Proceeds from sales of assets                                    1,292,530          8,601,318            147,204                  -
Purchases of equipment on direct financing leases                 (293,750)          (810,271)          (293,750)                 -
Payment of initial direct costs                                    (37,439)          (145,831)           (37,439)                 -
Purchases of equipment on operating leases                               -        (27,938,716)                 -                  -
                                                         ------------------ ------------------ ------------------ ------------------
Net cash provided by (used in) investing
   activities                                                    3,255,713        (18,362,965)            72,920            533,700
                                                         ------------------ ------------------ ------------------ ------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                     Nine Months                           Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                                 -------------------                   -------------------
                                                               2002               2001               2002               2001
                                                               ----               ----               ----               ----
Financing activities:
Borrowings under line of credit                                  8,900,000         20,756,335          3,100,000          4,000,000
Repayments of line of credit                                    (4,300,000)       (19,756,335)                 -        (12,223,497)
Proceeds of long-term debt                                       3,900,000         19,000,000                  -          9,000,000
Repayments of long-term debt                                   (20,308,000)       (14,325,000)        (5,602,000)        (5,177,000)
Distributions to members                                        (9,260,881)        (9,316,505)        (3,086,911)        (3,097,588)
Repayments of non-recourse debt                                   (152,248)        (1,165,781)                 -                  -
Distributions to managing member                                  (750,882)          (754,604)          (250,290)          (251,156)
                                                         ------------------ ------------------ ------------------ ------------------
Net cash used in financing activities                          (21,972,011)        (5,561,890)        (5,839,201)        (7,749,241)
                                                         ------------------ ------------------ ------------------ ------------------
Net decrease in cash and cash equivalents                         (787,968)          (643,528)          (305,256)          (370,684)
Cash and cash equivalents at beginning of
   period                                                        2,269,137          2,484,785          1,786,425          2,211,941
                                                         ------------------ ------------------ ------------------ ------------------
Cash and cash equivalents at end of period                     $ 1,481,169        $ 1,841,257        $ 1,481,169        $ 1,841,257
                                                         ================== ================== ================== ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                       $ 4,719,523        $ 7,245,633        $ 1,484,498        $ 1,611,730
                                                         ================== ================== ================== ==================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


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


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation
                                          Balance                             Expense or          Reclassi-           Balance
                                        December 31,                         Amortization       fications or       September 30,
                                            2001            Additions          of Leases        Dispositions           2002
                                            ----            ---------          ---------        ------------           ----
Net investment in operating leases        $157,746,886      $           -      $ (17,351,456)      $(15,559,069)      $124,836,361
Assets held for sale or lease                6,055,819                  -                  -         14,713,970         20,769,789
Net investment in direct financing
   leases                                   14,181,674            293,750         (2,294,372)          (217,342)        11,963,710
Initial direct costs, net of
   accumulated amortization                  1,015,360             37,439           (284,408)                 -            768,391
Reserve for losses                                   -           (400,000)                 -                  -           (400,000)
                                      ----------------- ------------------ ------------------ ------------------ ------------------
                                          $178,999,739      $     (68,811)     $ (19,930,236)     $  (1,062,441)      $157,938,251
                                      ================= ================== ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                    Balance                                                                     Balance
                                  December 31,    Acquisitions, Dispositions & Reclassifications             September 30,
                                                  ----------------------------------------------
                                      2001        1st Quarter        2nd Quarter           3rd Quarter           2002
                                      ----        -----------        -----------           -----------           ----
Manufacturing                     $   49,700,638      $           -      $           -       $         (3)      $ 49,700,635
Aircraft                              38,535,439                  -         (5,725,300)                 -         32,810,139
Transportation, other                 23,438,156                  -                  -                  -         23,438,156
Containers                            21,228,750                  -                  -            (21,250)        21,207,500
Transportation, rail                  37,626,277                  -                  -        (16,523,854)        21,102,423
Natural gas compressors               14,051,601                  -                  -                  -         14,051,601
Materials handling                     7,710,415                  -                  -            (13,349)         7,697,066
Marine vessel                          3,952,500                  -                  -                  -          3,952,500
Other                                 12,731,780           (178,918)                 -           (489,372)        12,063,490
                                ----------------- ------------------ ------------------ ------------------ ------------------
                                     208,975,556           (178,918)        (5,725,300)       (17,047,828)       186,023,510
Less accumulated depreciation        (51,228,670)        (5,852,683)        (4,384,556)           278,760        (61,187,149)
                                ----------------- ------------------ ------------------ ------------------ ------------------
                                  $  157,746,886      $  (6,031,601)     $ (10,109,856)    $  (16,769,068)      $124,836,361
                                ================= ================== ================== ================== ==================

Direct financing leases:

As of September 30, 2002, investment in direct financing leases consists office automation equipment. The following lists the components of the Company's investment in direct financing leases as of September 30, 2002:

Total minimum lease payments receivable                           $   9,504,882
Estimated residual values of leased equipment (unguaranteed)          4,545,187
                                                              ------------------
Investment in direct financing leases                                14,050,069
Less unearned income                                                 (2,086,359)
                                                              ------------------
Net investment in direct financing leases                          $ 11,963,710
                                                              ==================

All of the property on leases was acquired in 1999, 2000, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


3.  Investment in leases (continued):

At September 30, 2002, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating          Financing
                                            Leases             Leases              Total
Three months ending December 31, 2002   $      7,054,625      $     885,134    $     7,939,759
        Year ending December 31, 2003         25,173,965          2,509,590         27,683,555
                                 2004         15,715,021          2,063,877         17,778,898
                                 2005         11,386,580          1,976,473         13,363,053
                                 2006          7,219,524          1,727,378          8,946,902
                           Thereafter          9,202,923            342,430          9,545,353
                                       ------------------ ------------------ ------------------
                                        $     75,752,638      $   9,504,882     $   85,257,520
                                       ================== ================== ==================


4.  Non-recourse debt:

At September 30, 2002, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 14.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2002 through 2006.

Future minimum payments of non-recourse debt are as follows:

                                           Principal          Interest             Total

Three months ending December 31, 2002          $ 159,861          $ 170,840          $ 330,701
        Year ending December 31, 2003            397,915            483,617            881,532
                                 2004          4,425,556            170,437          4,595,993
                                 2005            418,256             71,737            489,993
                                 2006            461,128             34,866            495,994
                                       ------------------ ------------------ ------------------
                                             $ 5,862,716          $ 931,497        $ 6,794,213
                                       ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which has been increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.8105% at September 30, 2002).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2002, the Company receives or pays interest on a notional principal of $68,961,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                        Original            Balance            Rate on
                         Amount          September 30,      Interest Swap
   Date Borrowed        Borrowed             2002             Agreement
   -------------        --------             ----             ---------
      11/11/99            $20,000,000        $ 6,861,000        6.84%
      12/21/99             20,000,000         15,268,000        7.41%
      12/24/99             25,000,000         10,198,000        7.44%
      4/17/00               6,500,000          4,064,000        7.45%
      4/28/00               1,900,000            739,000        7.72%
       8/3/00              19,000,000         12,869,000        7.50%
      10/31/00              7,500,000          4,825,000        7.13%
      1/29/01               8,000,000          5,391,000        5.91%
       6/1/01               2,000,000            982,000        5.04%
       9/1/01               9,000,000          4,401,000        4.35%
      1/31/02               3,900,000          3,363,000        3.60%
                    ------------------ ------------------
                         $122,800,000        $68,961,000
                    ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2002 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                     Rates on
                                                                                                   Interest Swap
                                            Principal          Interest             Total           Agreements*
                                            ---------          --------             -----           -----------
Three months ending December 31, 2002         $ 6,079,000        $ 1,142,574        $ 7,221,574  6.854%-6.860%
        Year ending December 31, 2003          21,043,000          3,636,621         24,679,621  6.865%-6.901%
                                 2004          15,092,000          2,394,241         17,486,241  6.896%-6.962%
                                 2005          11,351,000          1,507,894         12,858,894  6.985%-7.137%
                                 2006           6,950,000            884,435          7,834,435  7.172%-7.203%
                                 2007           4,701,000            439,685          5,140,685  6.896%-7.028%
                                 2008           3,025,000            169,486          3,194,486  6.214%-6.887%
                                 2009             720,000              9,149            729,149  5.042%-5.068%
                                        ------------------ ------------------ ------------------
                                              $68,961,000        $10,184,085       $ 79,145,085
                                        ================== ================== ==================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.8105% at September 30, 2002).


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

                               SEPTEMBER 30, 2002
                                   (Unaudited)


6.  Related party transactions (continued):

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                                                      2002               2001
                                                                                      ----               ----
Asset management fees to Managing Member                                              $ 1,152,763        $ 1,445,643
Cost reimbursements to Managing Member                                                    793,772            741,886
Selling commissions (equal to 9.5% of the selling price of the Limited Liability
   Company units, deducted from Other Members' capital)                                         -          5,716,800
Reimbursement of other syndication costs to Managing Member                                     -          2,788,098
                                                                                ------------------ ------------------
                                                                                      $ 1,946,535       $ 10,692,427
                                                                                ================== ==================


7. Member's capital:

As of  September  30,  2002,  13,570,188  Units  ($135,701,880)  were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)


8.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility       $   7,100,000
Amounts borrowed by affiliated partnerships and limited liability
     companies under the acquisition facility                        14,800,000
                                                                  --------------
Total borrowings under the acquisition facility                      21,900,000
Amounts borrowed by the Managing Member and its sister
     corporation under the warehouse facility                                 -
                                                                  --------------
Total outstanding balance                                          $ 21,900,000
                                                                  ==============

Total available under the line of credit                           $ 43,654,928
Total outstanding balance                                           (21,900,000)
                                                                  --------------
Remaining availability                                             $ 21,754,928
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The fund was in compliance with its covenants as of September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

During the first nine months of 2002and 2001, the our primary activity was engaging in equipment leasing activities.

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

The Company participates with the Managing Member and certain of its affiliates in a $43,654,928 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2002, borrowings under the facility were as follows:

Amount  borrowed by the fund under the acquisition facility       $   7,100,000
Amounts borrowed by affiliated partnerships and limited liability
     companies under the acquisition facility                        14,800,000
                                                                  --------------
Total borrowings under the acquisition facility                      21,900,000
Amounts borrowed by the Managing Member and its sister
     corporation under the warehouse facility                                 -
                                                                  --------------
Total outstanding balance                                          $ 21,900,000
                                                                  ==============

Total available under the line of credit                           $ 43,654,928
Total outstanding balance                                           (21,900,000)
                                                                  --------------
Remaining availability                                             $ 21,754,928
                                                                  ==============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

We anticipate reinvesting a portion of lease payments from assets owned in new leasing transactions. We will reinvest only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to the Managing Member and providing for cash distributions to the Other Members.

We currently have available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, we would likely be in a position to borrow against our current portfolio to meet such requirements. We envision no such requirements for operating purposes.

We have not made any commitments of capital, nor do we expect to make any commitments, except for the acquisition of additional equipment. We had made no such commitments as of September 30, 2002.

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

Cash Flows

During the first nine months of 2002 and 2001, our primary source of liquidity was operating lease rents.

Our primary source of cash flows from operating activities was operating lease revenues in both 2002 and on 2001.

In 2001, our most significant source of cash flows from investing was the proceeds that we received from the sales of lease assets. In the third quarter of 2001, our only significant source of cash from investing activities was rents from direct financing leases. In 2002, rents from direct financing leases were the most significant source of cash from investing activities. We received a smaller amount as proceeds from the sales of lease assets than in 2001. In both years, we used of cash in investing activities to purchase lease assets and to pay initial direct costs related to the asset purchases.

In 2001, our only sources of cash from financing activities was proceeds of long-term debt and borrowings on the line of credit. In 2002, our only financing sources of cash were borrowings under the line of credit and proceeds of long-term debt. Our repayments of debt have increased due to borrowings in 2001 and 2002.

Results of operations

In 2002, our operations resulted in a net loss of $968,744 for the nine month period and $523,737 for the three month period. In 2001, our operations resulted in a net loss of $92,676 for the nine month period and $3,306,950 for the three month period. Our primary source of revenues is from operating leases. In future periods, we also expect that operating leases will be our most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. We expect it to decrease in future periods as leases mature and as we sell the related lease assets. Our lease rents and depreciation have decreased compared to 2001 as a result of sales over the last year.

Asset management fees are based on our gross lease rents plus the proceeds we receive from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are sold, lease rents are collected and distributions are made to the members, we expect these fees to decrease. These factors gave rise to the decrease in fees compared to 2001.

At September 30, 2001, we had total outstanding interest bearing debt of $98,502,963. As a result of scheduled debt payments, we have reduced that balance to $81,923,716 at September 30, 2002. This reduction in debt has caused our interest expense to decrease compared to 2001.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Partnership or against any of its assets.

Emery Worldwide Airways, Inc.:

On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. A motion for summary judgment on the Company's claims has been filed. A ruling on the motion is expected in the 4th quarter of 2002. A trial date for this matter has been set for May 2003. As this matter is in its early stages, the outcome of the Company's claim is uncertain, although the Managing Member believes that currently there is a substantial likelihood of some recoveries in this matter.

Burlington Northern Santa Fe Corporation:

This complaint was filed for the recovery of $300,000 in damages for the "Agreed Value" of a destroyed locomotive, where THE CIT Group/Equipment Financing, Inc., acting as agent for the Company, agreed to "swap" the locomotive unit with Burlington Northern Santa Fe Corporation, without first obtaining the Company's consent to do so, as required by the agreement. A trial date has been set for May 2003. The Company feels that it has a reasonable basis for success in this matter.

Solectron:

This is a matter where the Company has declared Solectron Company, the lessee in default for failure to pay rent in a timely manner. A claim was filed on August 29, 2002, by the Managing Member on behalf of the Company in the amount of $13,332,328.10. The Company feels that it has a reasonable basis for success of some, if not all, of its claims in this matter. In response to the Company's claim, Solectron has filed a denial and counterclaim of unfair business conduct. The Company denies the counterclaim as spurious.

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

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

   (a)     Documents filed as a part of this report

   1.      Financial Statements
           Included in Part I of this report:

               Balance Sheets, September 30, 2002 and December 31, 2001.

               Income statements for the nine and three month periods ended September 30, 2002 and 2001.

               Statement of changes in partners' capital for the nine month period ended September 30, 2002.

               Statements of cash flows for the nine and three month periods ended September 30, 2002 and 2001.

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

Date:
November 7, 2002

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





         By:   /s/ DONALD E. CARPENTER
             -------------------------------------
             Donald E. Carpenter
             Principal accounting
             officer of registrant

                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Capital Equipment Fund VIII, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 7, 2002


  /s/ PARITOSH K. CHOKSI
-----------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive Vice President of Managing Member

                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ATEL Capital Equipment Fund VIII, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      November 7, 2002


  /s/ DEAN L. CASH
-----------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 7, 2002



  /s/ DEAN L. CASH
-----------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 7, 2002



  /s/ PARITOSH K. CHOKSI
-----------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant