Form 10-Q
period 2003-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2003-05-15
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X|    Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of
                1934. For the quarterly period ended March
                31, 2003

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

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800

        Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The number of Limited Partnership Units outstanding as of March 31, 2003 was 13,570,188

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)


                                     ASSETS


                                               2003                2002
                                               ----                ----
Cash and cash equivalents                      $ 1,054,517          $ 2,263,479
Accounts receivable, net of allowance for
   doubtful accounts of $260,115 in 2003
   and $516,365 in 2002                          3,120,412            1,874,311
Due from Managing Member                                 -              171,119
Other assets                                        47,500               55,000
Investments in equipment and leases            139,614,152          149,100,763
                                         ------------------ --------------------
Total assets                                  $143,836,581        $ 153,464,672
                                         ================== ====================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                 $57,491,000         $ 62,912,000
Non-recourse debt                                5,702,855            5,702,855
Line of credit                                  12,600,000           10,600,000

Accounts payable:
   Managing Member                                 260,648                    -
   Other                                           672,300              697,720

Accrued interest payable                           124,330               96,179

Interest rate swap contracts                     5,070,512            5,381,342

Unearned operating lease income                  1,794,206            1,547,813
                                         ------------------ --------------------
Total liabilities                               83,715,851           86,937,909

Members' capital                                60,120,730           66,526,763
                                         ------------------ --------------------
Total liabilities and members' capital        $143,836,581        $ 153,464,672
                                         ================== ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


Revenues:                                                  2003                2002
                                                           ----                ----
Leasing activities:
   Operating leases                                        $ 7,378,891          $ 8,690,358
   Direct financing leases                                     172,311              216,017
   Gain (loss) on sales of assets                              154,414              (16,455)
Interest                                                         2,012                5,989
Other                                                           17,696              175,768
                                                     ------------------ --------------------
                                                             7,725,324            9,071,677
Expenses:
Depreciation and amortization                                5,430,967            6,025,093
Interest expense                                             2,022,644            1,601,370
Impairment losses                                            1,910,861                    -
Railcar maintenance                                            672,087                    -
Cost reimbursements to Managing Member                         656,763              514,608
Asset management fees to Managing Member                       300,571              417,414
Provision for (recovery of) doubtful accounts                 (200,000)             400,000
Professional fees                                              181,096               56,545
Other                                                          130,036              135,655
                                                     ------------------ --------------------
                                                            11,105,025            9,150,685
                                                     ------------------ --------------------
Net loss                                                  $ (3,379,701)           $ (79,008)
                                                     ================== ====================

Net (loss) income:
   Managing member                                           $ 250,287            $ 250,296
   Other members                                            (3,629,988)            (329,304)
                                                     ------------------ --------------------
                                                          $ (3,379,701)           $ (79,008)
                                                     ================== ====================

Net loss per Limited Liability Company Unit                    $ (0.27)             $ (0.02)
Weighted average number of Units outstanding                13,570,188           13,570,188


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2003
                                   (Unaudited)


                                                                                                Accumulated
                                                                                                   Other
                                               Other Members                  Managing         Comprehensive
                                               -------------
                                          Units             Amount             Member          Income (Loss)           Total

Balance December 31, 2002                  13,570,188        $71,908,105           $      -       $ (5,381,342)        $ 66,526,763
Distributions to members                            -         (3,086,875)          (250,287)                 -           (3,337,162)
Unrealized decrease in value of
   interest rate swap contracts                     -                  -                  -            310,830              310,830
Net income (loss)                                   -         (3,629,988)           250,287                  -           (3,379,701)
                                    ------------------ ------------------ ------------------ ------------------ --------------------
Balance March 31, 2003                     13,570,188        $65,191,242           $      -       $ (5,070,512)        $ 60,120,730
                                    ================== ================== ================== ================== ====================





                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                                                 2003                2002
                                                                                 ----                ----
Operating activities:
Net loss                                                                        $ (3,379,701)           $ (79,008)
Adjustments to reconcile net loss to cash provided by operating activities:
   (Gain) loss on sales of assets                                                   (154,414)              16,455
   Depreciation and amortization                                                   5,430,967            6,025,093
   Impairment losses                                                               1,910,861                    -
   Provision for (recovery of) doubtful accounts                                    (200,000)             400,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                         (1,046,101)            (358,422)
      Due from Managing Member                                                       171,119                    -
      Other assets                                                                     7,500                7,500
      Accounts payable, Managing Member                                              260,648              376,446
      Accounts payable, other                                                        (25,420)            (420,983)
      Accrued interest expense                                                        28,151               61,432
      Unearned lease income                                                          246,393              615,029
                                                                           ------------------ --------------------
Net cash provided by operations                                                    3,250,003            6,643,542
                                                                           ------------------ --------------------

Investing activities:
Reduction of net investment in direct financing leases                               278,040              409,321
Proceeds from sales of assets                                                      2,021,157               76,050
                                                                           ------------------ --------------------
Net cash provided by investing activities                                          2,299,197              485,371
                                                                           ------------------ --------------------

Financing activities:
Repayments of long-term debt                                                      (5,421,000)          (8,804,000)
Proceeds of long-term debt                                                                 -            3,900,000
Borrowings on line of credit                                                       3,900,000            3,800,000
Repayments of line of credit                                                      (1,900,000)          (3,500,000)
Distributions to other members                                                    (3,086,875)          (3,086,981)
Distributions to managing member                                                    (250,287)            (250,296)
                                                                           ------------------ --------------------
Net cash used in financing activities                                             (6,758,162)          (7,941,277)
                                                                           ------------------ --------------------

Net decrease in cash and cash equivalents                                         (1,208,962)            (812,364)

Cash and cash equivalents at beginning of period                                   2,263,479            2,269,137
                                                                           ------------------ --------------------
Cash and cash equivalents at end of period                                       $ 1,054,517          $ 1,456,773
                                                                           ================== ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                         $ 1,994,493          $ 1,662,802
                                                                           ================== ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


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

ATEL Financial Services, LLC, an affiliated entity, acts as the Managing Member of the Company.


3.  Investment in equipment and leases:

The Company's investment in leases consists of the following:

                                                                            Depreciation
                                         Balance                             Expense and         Reclass-             Balance
                                      December 31,        Impairment        Amortization      ifications and         March 31,
                                          2002              Losses            of Leases        Dispositions            2003
                                          ----              ------            ---------        ------------            ----
Net investment in operating
   leases                                $119,404,269       $ (1,910,861)      $ (5,336,930)       $ 5,081,817        $ 117,238,295
Net investment in direct
   financing leases                        11,233,604                  -           (278,040)           (10,616)          10,944,948
Assets held for sale or lease              20,401,035                  -                  -         (9,550,444)          10,850,591
Reserves for losses                        (2,612,500)                 -                  -          2,612,500                    -
Initial direct costs, net of
   accumulated amortization of
   $1,169,724 in 2003 and
   $1,075,687 in 2002                         674,355                  -            (94,037)                 -              580,318
                                    ------------------ ------------------ ------------------ ------------------ --------------------
                                         $149,100,763       $ (1,910,861)      $ (5,709,007)      $ (1,866,743)       $ 139,614,152
                                    ================== ================== ================== ================== ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                         Balance                                                 Reclass-             Balance
                                      December 31,        Impairment        Depreciation      ifications and         March 31,
                                          2002              Losses             Expense         Dispositions            2003
                                          ----              ------             -------         ------------            ----
Manufacturing                            $ 49,700,635       $          -       $          -      $ (3,611,588)        $  46,089,047
Transportation, rail                       21,054,669                  -                  -         12,618,467           33,673,136
Aircraft                                   32,810,139                  -                  -                  -           32,810,139
Transportation, other                      23,438,156                  -                  -           (135,378)          23,302,778
Containers                                 21,207,500                  -                  -                  -           21,207,500
Other                                      14,118,402                  -                  -            (20,150)          14,098,252
Natural gas compressors                    14,051,601                  -                  -                  -           14,051,601
Materials handling                          7,380,720                  -                  -                  -            7,380,720
                                    ------------------ ------------------ ------------------ ------------------ --------------------
                                          183,761,822                  -                  -          8,851,351          192,613,173
Less accumulated depreciation             (64,357,553)        (1,910,861)        (5,336,930)        (3,769,534)         (75,374,878)
                                    ------------------ ------------------ ------------------ ------------------ --------------------
                                         $119,404,269       $ (1,910,861)      $ (5,336,930)       $ 5,081,817        $ 117,238,295
                                    ================== ================== ================== ================== ====================

Direct financing leases:

As of March 31, 2003, investment in direct financing leases consists office automation equipment, point of sale equipment, over the road trailers and hotel laundry equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2003:

Total minimum lease payments receivable                             $ 8,184,301
Estimated residual values of leased equipment (unguaranteed)          4,499,906
                                                              ------------------
Investment in direct financing leases                                12,684,207
Less unearned income                                                 (1,739,259)
                                                              ------------------
Net investment in direct financing leases                           $10,944,948
                                                              ==================

All of the property on leases was acquired in 1999, 2000, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


3.  Investment in equipment and leases (continued):

At March 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating          Financing
                                           Leases             Leases              Total
Nine months ending December 31, 2003        $20,049,697        $ 2,074,142        $22,123,839
       Year ending December 31, 2004         17,169,912          2,063,877         19,233,789
                                2005         12,661,977          1,976,474         14,638,451
                                2006          8,480,604          1,727,379         10,207,983
                                2007          6,497,324            293,628          6,790,952
                          Thereafter          5,240,177             48,801          5,288,978
                                      ------------------ ------------------ ------------------
                                            $70,099,691        $ 8,184,301        $78,283,992
                                      ================== ================== ==================


4.  Non-recourse debt:

At March 31, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 10.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2003 through 2006.

Future minimum payments of non-recourse debt are as follows:

                                          Principal          Interest             Total
Nine months ending December 31, 2003          $ 397,915          $ 401,822          $ 799,737
       Year ending December 31, 2004          4,425,556            170,437          4,595,993
                                2005            418,256             77,737            495,993
                                2006            461,128             34,865            495,993
                                      ------------------ ------------------ ------------------
                                            $ 5,702,855          $ 684,861        $ 6,387,716
                                      ================== ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program), (which was subsequently increased to $125 million), with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.3447% at March 31, 2003). As of March 31, 2002, the Program was closed as to any additional borrowings.

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2003, the Company receives or pays interest on a notional principal of $57,491,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                            Original            Balance            Rate on
                             Amount            March 31,        Interest Swap
       Date Borrowed        Borrowed             2003             Agreement
       -------------        --------             ----             ---------
         11/11/99             $20,000,000        $ 5,220,000        6.84%
         12/21/99              20,000,000         14,309,000        7.41%
         12/24/99              25,000,000          7,007,000        7.44%
          4/17/00               6,500,000          3,501,000        7.45%
          4/28/00               1,900,000            483,000        7.72%
          8/3/00               19,000,000         11,308,000        7.50%
         10/31/00               7,500,000          4,069,000        7.13%
          1/29/01               8,000,000          4,449,000        5.91%
          6/1/01                2,000,000            567,000        5.04%
          9/1/01                9,000,000          3,692,000        4.35%
          1/31/02               3,900,000          2,886,000        3.60%
                        ------------------ ------------------
                             $122,800,000        $57,491,000
                        ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2003 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                    Rates on
                                                                                                  Interest Swap
                                          Principal          Interest             Total            Agreements*
                                          ---------          --------             -----            -----------
Nine months ending December 31, 2003        $15,652,000        $ 2,592,673        $18,244,673     6.861%-6.901%
       Year ending December 31, 2004         15,092,000          2,394,241         17,486,241     6.896%-6.962%
                                2005         11,351,000          1,507,894         12,858,894     6.985%-7.137%
                                2006          6,950,000            884,435          7,834,435     7.172%-7.203%
                                2007          4,701,000            439,685          5,140,685     6.896%-7.028%
                                2008          3,025,000            169,486          3,194,486     6.214%-6.887%
                                2009            720,000              9,149            729,149     5.042%-5.068%
                                      ------------------ ------------------ ------------------
                                            $57,491,000        $ 7,997,563        $65,488,563
                                      ================== ================== ==================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.3447% at March 31, 2003).


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

During the three month periods ended March 31, 2003 and 2002, the Managing Member and/or Affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                               2003                2002
                                               ----                ----
Costs reimbursed to Managing Member              $ 656,763            $ 514,608
Asset management fees to Managing Member           300,571              417,414
                                         ------------------ --------------------
                                                 $ 957,334            $ 932,022
                                         ================== ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)


7.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility $     12,600,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                 4,600,000
                                                              ------------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                   -
                                                              ------------------
Total outstanding balance                                      $     17,200,000
                                                              ==================

Total available under the line of credit                       $     56,191,292
Total outstanding balance                                           (17,200,000)
                                                              ------------------
Remaining availability                                         $     38,991,292
                                                              ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2003.


8.  Other comprehensive income (loss):

For the three month periods ended March 31, 2003 and 2002, other comprehensive income (loss) consisted of the following:

                                                    2003             2002
                                                    ----             ----
Net loss                                          $ (3,379,701)      $ (79,008)
Other comprehensive income:
Change in value of interest rate swap contracts        310,830         197,554
                                                --------------- ---------------
Comprehensive net income (loss)                   $ (3,068,871)      $ 118,546
                                                =============== ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first quarters of 2003 and 2002, the Company's primary activity was engaging in equipment leasing activities.

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

The Company participates with the Managing Member and certain of its affiliates in a $56,191,292 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of March 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility $     12,600,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                 4,600,000
                                                              ------------------
Total borrowings under the acquisition facility                      17,200,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                   -
                                                              ------------------
Total outstanding balance                                      $     17,200,000
                                                              ==================

Total available under the line of credit                       $     56,191,292
Total outstanding balance                                           (17,200,000)
                                                              ------------------
Remaining availability                                         $     38,991,292
                                                              ==================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the Managing Member.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2003.

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

Cash Flows

During the first quarters of 2003 and 2002, the Company's primary source of liquidity was rents from operating leases.

In the first quarters of 2003 and 2002, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In 2002, rents from direct financing leases were the primary source of cash from investing activities. In 2003, proceeds from sales of assets was the primary source of cash from investing activities. There were no investing uses of cash in 2003 or in 2002.

In the first quarters of 2003 and 2002, the only sources of cash from financing activities were borrowings under the line of credit and proceeds of long-term debt (2002 only). Financing uses of cash included repayments of debt of $7,321,000 and $12,304,000 in the first quarters of 2003 and 2002, respectively and distributions to other members of $3,086,875 and $3,086,981 and to the Managing Member of $250,287 and $250,296 in the first quarters of 2003 and 2002, respectively. Repayments of debt for the quarter ended March 31, 2003 decreased from the same period in the prior year as a result of the reduction in scheduled repayments.

Results of operations

Operations resulted in a net loss of $3,379,701 in the quarter ended March 31, 2003 compared to $79,008 in the quarter ended March 31, 2002. In the first quarters of 2003 and 2002, the Company's primary source of revenues was from operating leases. Operating lease rents have decreased in 2003 compared to 2002 as a result of three factors: (1) a larger portion of the Company's assets were off lease in the first quarter of 2003 than in 2002; (2) lease rates on renewals entered into since 2002 were at lower rates than those on the same assets in 2002; and (3) there have been sales of assets over the last twelve months. Depreciation is related to operating lease assets and thus, to operating lease revenues. Consequently, depreciation decreased from $5,938,728 to $5,336,930 during the first quarters of 2002 and 2003, respectively, as a result of operating lease asset sales over the last year.

During the first quarter of 2003, the Company entered into negotiations relating to the early termination of an aircraft lease and the sale of the asset to the lessee. The negotiations were concluded in early April 2003 and the asset was sold. As a result, an impairment loss related to the aircraft has been recorded in the first quarter of 2003 in the amount of $1,910,861. This provision is the single largest factor in the increase in the loss realized in the first quarter of 2003 compared to 2002. There were no similar impairments recognized in the first quarter of 2002.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. The decrease in asset management fees from $417,414 to $300,571 during the first quarters of 2002 and 2003, respectively, is a direct result of the decreases in lease revenues.

Interest expense has increased from $1,601,370 in the quarter ended March 31, 2002 to $2,022,644 in the quarter ended March 31, 2003. Since March 31, 2002, more of the Company's debt has been under the line of credit. The interest rates on this program are considerably higher than those on the receivables funding program. This shift to the line of credit has caused increases in interest expense, which have only partially been offset by overall reductions in debt.

In the quarter ended March 31,2003, the Company incurred $672,087 of maintenance costs relating to railcars. These costs were incurred in order to be able to place the railcars on a new lease. The costs did not increase the useful life of the assets or increase their value in the marketplace. No similar costs were incurred during the quarter ended March 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of March 31, 2003, there was $12,600,000 outstanding on the floating rate line of credit.

Also, as described in Item 2 in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of March 31, 2003, borrowings on the facility were $57,491,000 and the associated variable interest rate was 1.3447%. The average fixed interest rate achieved with the swap agreements was 6.861% at March 31, 2003.

Item 4.  Controls and procedures.

Internal Controls

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 was performed as of a date within ninety days before the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO of the Managing Member concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Emery Worldwide Airways, Inc.:

On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. A motion for summary judgment on the Company's claims was filed the summer of 2002, and an unfavorable ruling to the Company on the motion was handed down in the fourth quarter of 2002. A trial date for this matter had been set for May 2003, but was delayed until September 2003. In March 2003, the Company settled with Emery for an amount equal to $1,300,000, plus the value of the aircraft. The Company is currently taking steps to remarket the aircraft.

Burlington Northern Santa Fe Corporation:

This complaint was filed for the recovery of $300,000 in damages for the "Agreed Value" of a destroyed locomotive, where THE CIT Group/Equipment Financing, Inc., acting as agent for the Company, agreed to "swap" the locomotive unit with Burlington Northern Santa Fe Corporation, without first obtaining the Company's consent to do so, as required by the agreement. An additional claim for holdover rent was informally asserted. A satisfactory agreement for settlement has been reached in this matter and payment of $483,653 in the settlement was received in the first quarter of 2003.

Solectron:

This is a matter whereby the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by the Manager on behalf of the Company in the amount of $13,332,328. The lessee filed a counter-claim against the Company asserting unfair business practices. The Company believes that it has a reasonable basis for success of some, if not all, of its claims in this matter.

Ingersoll International:

At December 31, 2002, the Company had commenced action against Ingersoll International (the "Lessee") as we had declared them in default for making an unauthorized assignment of part of the leased equipment. Subsequent to December 31, 2002, the Company, the Lessee and the unauthorized party reached an agreement in principal to have the unauthorized party assume the lease.
Documents have been prepared by the Company and sent to the other parties for signature. This matter was resolved by March 31, 2003.

Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)       Documents filed as a part of this report

      1.  Financial Statements

          Included in Part I of this report: Balance Sheets, March 31, 2003 and December 31, 2002.

          Statements of Operations for the three month periods ended March 31, 2003 and 2002.

          Statement of Changes in Partners' Capital for the three month period ended March 31, 2003.

          Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

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

Date:
May 13, 2003

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                                By: ATEL Financial Corporation
                                    Managing Member of Registrant




  By: /s/ Dean L. Cash
      ------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of Managing Member




  By: /s/ Paritosh K. Choksi
      ------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ------------------------------
      ------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant

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



Date:     May 13, 2003


/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

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



Date:     May 13, 2003


/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 13, 2003



/s/ Dean L. Cash
--------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10-Q of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     May 13, 2003



/s/ Paritosh K. Choksi
--------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal Financial Officer of Registrant