Form 10-Q
period 2003-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2003-08-14
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                          For the quarterly period ended June 30, 2003

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

The number of Limited Partnership Units outstanding as of June 30, 2003 was 13,570,188

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)

                                     ASSETS

                                                                                     2003                2002

Cash and cash equivalents                                                            $ 1,203,803         $ 2,263,479
Accounts receivable, net of allowance for doubtful accounts of $210,115 in 2003
   and $516,365 in 2002                                                                1,569,779           1,874,311
Due from Managing Member                                                                       -             171,119
Other assets                                                                              40,000              55,000
Investments in leases                                                                124,144,668         149,100,763
                                                                               ------------------ -------------------
Total assets                                                                        $126,958,250       $ 153,464,672
                                                                               ================== ===================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                                                      $ 48,009,000        $ 62,912,000
Line of credit                                                                         8,500,000          10,600,000
Non-recourse debt                                                                      5,535,001           5,702,855

Accounts payable:
   Managing member                                                                       111,073                   -
   Other                                                                               1,040,193             697,720

Accrued interest payable                                                                  82,184              96,179
Interest rate swap contracts                                                           4,196,582           5,381,342
Unearned operating lease income                                                        1,478,771           1,547,813
                                                                               ------------------ -------------------
Total liabilities                                                                     68,952,804          86,937,909

Members' capital                                                                      58,005,446          66,526,763
                                                                               ------------------ -------------------
Total liabilities and members' capital                                              $126,958,250       $ 153,464,672
                                                                               ================== ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                              Six Months                           Three Months
                                                            Ended June 30,                        Ended June 30,
                                                       2003               2002               2003                2002
Revenues:
Leasing activities:
   Operating leases                                    $14,277,413        $16,369,513        $ 6,898,522         $ 7,679,155
   Direct financing leases                                 333,758            413,236            161,448             197,219
   Gain on sales of assets                                 689,655            256,871            535,240             273,326
Interest                                                     3,652              9,035              1,640               3,046
Other                                                       31,545            183,150             13,849               7,382
                                                 ------------------ ------------------ ------------------ -------------------
                                                        15,336,023         17,231,805          7,610,699           8,160,128
Expenses:
Depreciation and amortization                           10,589,670         11,924,692          5,158,703           5,899,599
Interest expense                                         3,154,480          3,258,213          1,131,836           1,656,843
Impairment losses (recoveries)                           1,890,861                  -            (20,000)                  -
Aircraft and railcar maintenance                           851,680                  -            139,593                   -
Asset management fees to Managing Member                   775,954            770,623            475,384             353,209
Cost reimbursements to Managing Member                     753,733            757,879             96,970             243,271
Professional fees                                          286,000            110,555            104,904              54,010
(Recoveries of) provision for doubtful accounts           (250,000)           475,000            (50,000)             75,000
Franchise fees and income taxes                            124,239             62,902            124,239              62,902
Other                                                      193,425            316,948            103,391             181,293
                                                 ------------------ ------------------ ------------------ -------------------
                                                        18,370,042         17,676,812          7,265,020           8,526,127
                                                 ------------------ ------------------ ------------------ -------------------
Net (loss) income                                     $ (3,034,019)        $ (445,007)         $ 345,679          $ (365,999)
                                                 ================== ================== ================== ===================

Net (loss) income:
   Managing member                                       $ 500,404          $ 500,592          $ 250,117           $ 250,296
   Other members                                        (3,534,423)          (945,599)            95,562            (616,295)
                                                 ------------------ ------------------ ------------------ -------------------
                                                      $ (3,034,019)        $ (445,007)         $ 345,679          $ (365,999)
                                                 ================== ================== ================== ===================
Net (loss) income per Limited Liability
   Company Unit                                            $ (0.26)           $ (0.07)            $ 0.01             $ (0.08)
Weighted average number of Units outstanding            13,570,188         13,570,188         13,570,188          13,570,188

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                             SIX MONTH PERIOD ENDED
                                  JUNE 30, 2003
                                   (Unaudited)


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                          Other Members                 Managing            Income
                                    Units             Amount             Member             (Loss)              Total
Balance December 31, 2002            13,570,188        $71,908,105                $ -        $(5,381,342)       $ 66,526,763
Distributions to members                                (6,171,654)          (500,404)                            (6,672,058)
Unrealized change in value of
   interest rate swap contracts                                  -                  -          1,184,760           1,184,760
Net (loss) income                                       (3,534,423)           500,404                             (3,034,019)
                               ----------------- ------------------ ------------------ ------------------ -------------------
Balance June 30, 2003                13,570,188        $62,202,028                $ -        $(4,196,582)       $ 58,005,446
                               ================= ================== ================== ================== ===================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                 Six Months                           Three Months
                                                               Ended June 30,                        Ended June 30,
                                                          2003               2002               2003                2002
Operating activities:
Net (loss) income                                        $ (3,034,019)        $ (445,007)         $ 345,679          $ (365,999)
Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
   Depreciation and amortization                           10,589,670         11,924,692          5,158,703           5,899,599
   Gain on sales of assets                                   (689,655)          (256,871)          (535,240)           (273,326)
   Impairment losses (recoveries)                           1,890,861                  -            (20,000)                  -
   (Recovery of) provision for doubtful accounts             (250,000)           475,000            (50,000)             75,000
   Changes in operating assets and liabilities:
      Accounts receivable                                     554,532            887,517          1,600,635           1,245,939
      Due from Managing Member                                171,119                  -                  -                   -
      Other assets                                             15,000             15,000              7,500               7,500
      Accounts payable, Managing Member                       111,073            263,652           (149,575)           (112,794)
      Accounts payable, other                                 342,473           (345,364)           367,893              75,619
      Accrued interest expense                                (13,995)            23,188            (42,146)            (38,244)
      Unearned lease income                                   (69,042)           (74,502)          (315,435)           (689,531)
                                                    ------------------ ------------------ ------------------ -------------------
Net cash provided by operations                             9,618,017         12,467,305          6,368,014           5,823,763
                                                    ------------------ ------------------ ------------------ -------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                 Six Months                           Three Months
                                                               Ended June 30,                        Ended June 30,
                                                          2003               2002               2003                2002
Investing activities:
Reduction of net investment in direct financing
   leases                                                     908,384          2,037,467            630,344           1,628,146
Proceeds from sales of assets                              12,256,835          1,145,326         10,235,678           1,069,276
                                                    ------------------ ------------------ ------------------ -------------------
Net cash provided by investing activities                  13,165,219          3,182,793         10,866,022           2,697,422
                                                    ------------------ ------------------ ------------------ -------------------

Financing activities:
Borrowings on line of credit                                8,200,000          5,800,000          4,300,000           2,000,000
Repayments of line of credit                              (10,300,000)        (4,300,000)        (8,400,000)           (800,000)
Proceeds of long-term debt                                          -          3,900,000                  -                   -
Repayments of long-term debt                              (14,903,000)       (14,706,000)        (9,482,000)         (5,902,000)
Repayments of non-recourse debt                              (167,854)          (152,248)          (167,854)           (152,248)
Distributions to other members                             (6,171,654)        (6,173,970)        (3,084,779)         (3,086,989)
Distributions to Managing Member                             (500,404)          (500,592)          (250,117)           (250,296)
                                                    ------------------ ------------------ ------------------ -------------------
Net cash provided by financing activities                 (23,842,912)       (16,132,810)       (17,084,750)         (8,191,533)
                                                    ------------------ ------------------ ------------------ -------------------
Net (decrease) increase in cash and cash
   equivalents                                             (1,059,676)          (482,712)           149,286             329,652
Cash and cash equivalents at beginning of
   period                                                   2,263,479          2,269,137          1,054,517           1,456,773
                                                    ------------------ ------------------ ------------------ -------------------
Cash and cash equivalents at end of period                $ 1,203,803        $ 1,786,425        $ 1,203,803         $ 1,786,425
                                                    ================== ================== ================== ===================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                  $ 3,168,475        $ 3,235,025        $ 1,173,982         $ 1,539,938
                                                    ================== ================== ================== ===================

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts      $ 1,184,760          $ 716,027          $ 873,930           $ 518,473
                                                    ================== ================== ================== ===================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

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

The Company does not make a provision for income taxes since all income and losses will be allocated to the Members for inclusion in their individual tax returns.

ATEL Financial Services, LLC, an affiliated entity, acts as the Managing Member of the Company.


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                     Depreciation
                                  Balance                             Expense or          Reclassi-           Balance
                                December 31,       Impairment        Amortization       fications or          June 30,
                                    2002             Losses            of Leases        Dispositions            2003
Net investment in operating
   leases                         $119,404,269       $ (1,890,861)   $ (10,401,597)     $ (7,169,271)          $ 99,942,540
Net investment in direct
   financing leases                 11,233,604                  -           (908,384)         2,150,693          12,475,913
Assets held for sale or lease       20,401,035                  -                  -         (9,161,102)         11,239,933
Reserves for losses                 (2,612,500)                 -                  -          2,612,500                   -
Initial direct costs, net of
   accumulated amortization            674,355                  -           (188,073)                 -             486,282
                              ----------------- ------------------ ------------------ ------------------ -------------------
                                  $149,100,763       $ (1,890,861)     $ (11,498,054)      $(11,567,180)      $ 124,144,668
                              ================= ================== ================== ================== ===================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                                  Depreciation
                                  Balance          Expense and         Acquisitions, Dispositions &           Balance
                                December 31,       Impairment               Reclassifications                 June 30,
                                    2002             Losses           1st Quarter        2nd Quarter            2003

Manufacturing                   $   49,700,635    $             -       $ (3,611,588)     $  (1,388,346)       $ 44,700,701
Transportation, rail                21,054,669                  -         12,618,467            179,679          33,852,815
Transportation, other               23,438,156                  -           (135,378)                 -          23,302,778
Containers                          21,207,500                  -                  -                  -          21,207,500
Aircraft                            32,810,139                                     -        (17,362,102)         15,448,037
Natural gas compressors             14,051,601                  -                  -           (374,152)         13,677,449
Materials handling                   7,380,720                  -                  -                  -           7,380,720
Other                               14,118,402                  -            (20,150)        (2,700,242)         11,398,010
                              ----------------- ------------------ ------------------ ------------------ -------------------
                                   183,761,822                  -          8,851,351        (21,645,163)        170,968,010
Less accumulated depreciation      (64,357,553)       (12,292,458)        (3,769,534)         9,394,075         (71,025,470)
                              ----------------- ------------------ ------------------ ------------------ -------------------
                                $  119,404,269    $   (12,292,458)   $     5,081,817       $(12,251,088)       $ 99,942,540
                              ================= ================== ================== ================== ===================

In 2003, there were charges to net income for impairments of operating lease assets in the amount of $517,926. The charges related to an aircraft on lease to Emery Worldwide. The impairment resulted from decreased estimated cash flows expected to be generated by the assets upon sale to the lessee.

Direct financing leases:

As of June 30, 2003, investment in direct financing leases consists primarily office automation equipment. The following lists the components of the Company's investment in direct financing leases as of June 30, 2003:

Total minimum lease payments receivable                       $ 11,900,323
Estimated residual values of leased equipment (unguaranteed)     4,576,911
                                                             --------------
Investment in direct financing leases                           16,477,234
Less unearned income                                            (4,001,321)
                                                             --------------
Net investment in direct financing leases                     $ 12,475,913
                                                             ==============

All of the property on leases was acquired in 1999, 2000 and 2001.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

At June 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                             Direct
                                         Operating          Financing
                                          Leases             Leases              Total
 Six months ending December 31, 2003       $12,121,117        $ 1,384,244        $ 13,505,361
       Year ending December 31, 2004        15,061,852          2,627,548          17,689,400
                                2005        12,450,336          2,591,233          15,041,569
                                2006         8,308,771          2,342,138          10,650,909
                                2007         6,354,948            908,388           7,263,336
                          Thereafter         5,230,766          2,046,772           7,277,538
                                     ------------------ ------------------ -------------------
                                           $59,527,790       $ 11,900,323        $ 71,428,113
                                     ================== ================== ===================


4.  Non-recourse debt:

At June 30, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 7.98% to 10.0%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2002 through 2006.

Future minimum payments of non-recourse debt are as follows:

                                         Principal          Interest             Total

 Six months ending December 31, 2003         $ 230,061          $ 342,563           $ 572,624
       Year ending December 31, 2004         4,425,556            170,437           4,595,993
                                2005           418,256             77,737             495,993
                                2006           461,128             34,865             495,993
                                     ------------------ ------------------ -------------------
                                           $ 5,535,001          $ 625,602         $ 6,160,603
                                     ================== ================== ===================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.6178% at June 30, 2003), based on an index of A1 commercial paper. As of June 30, 2002, the Program was closed as to additional borrowings.

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2002, the Company receives or pays interest on a notional principal of $48,009,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

 Borrowings under the Program are as follows:

                             Original            Balance            Rate on
                              Amount            June 30,         Interest Swap
        Date Borrowed        Borrowed             2003             Agreement
          11/11/1999           $20,000,000        $ 4,529,000       6.840%
          12/21/1999            20,000,000         13,817,000       7.410%
          12/24/1999            25,000,000          5,673,000       7.440%
          4/17/2000              6,500,000          3,223,000       7.450%
          4/28/2000              1,900,000            444,000       7.720%
           8/3/2000             19,000,000         10,503,000       7.500%
          10/31/2000             7,500,000          3,682,000       7.130%
          1/29/2001              8,000,000                  -       5.910%
           6/1/2001              2,000,000            357,000       5.040%
           9/1/2001              9,000,000          3,333,000       4.350%
          1/31/2002              3,900,000          2,448,000       3.600%
                         ------------------ ------------------
                              $122,800,000        $48,009,000
                         ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                     Rates on
                                                                                                  Interest Swap
                                           Principal          Interest             Total           Agreements*

   Six months ending December 31, 2003       $ 9,151,000        $ 1,539,808       $ 10,690,808   6.964% - 6.974%
         Year ending December 31, 2004        13,051,000          2,282,699         15,333,699   6.965% - 6.996%
                                  2005        10,402,000          1,497,000         11,899,000   7.022% - 7.133%
                                  2006         6,950,000            884,435          7,834,435   7.166% - 7.198%
                                  2007         4,701,000            439,685          5,140,685   7.108% - 7.164%
                                  2008         3,025,000            169,486          3,194,486   6.175% - 6.870%
                                  2009           729,000              9,149            738,149   4.980% - 5.006%
                                       ------------------ ------------------ ------------------
                                             $48,009,000        $ 6,822,262       $ 54,831,262
                                       ================== ================== ==================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.6178% at June 30, 2003).


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

                                  JUNE 30, 2003
                                   (Unaudited)


6.  Related party transactions (continued):

The  Managing   Member   and/or   affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement during the six and three month periods ended June 30, 2003 and 2002 as follows:


                                                         Six Months                           Three Months
                                                       Ended June 30,                        Ended June 30,
                                                  2003               2002               2003                2002
Asset management fees to Managing Member            $ 775,954          $ 770,623          $ 475,384           $ 353,209
Administrative costs reimbursed to Managing
   Member                                             753,733            757,879             96,970             243,271
                                            ------------------ ------------------ ------------------ -------------------
                                                  $ 1,529,687        $ 1,528,502          $ 572,354           $ 596,480
                                            ================== ================== ================== ===================


7. Member's capital:

As of June 30, 2003, 13,570,188 Units were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The offering was concluded on November 30, 2000. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to the Managing Member.


8.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $56,736,746 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                 $      8,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility             18,000,000
                                                          -------------------
Total borrowings under the acquisition facility                   26,500,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                -
                                                          -------------------
Total outstanding balance                                  $      26,500,000
                                                          ===================

Total available under the line of credit                   $      56,736,746
Total outstanding balance                                        (26,500,000)
                                                          -------------------
Remaining availability                                     $      30,236,746
                                                          ===================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


8.  Line of credit (continued):

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2003.


9.  Commitments:

As of June 30, 2003, the Company had no outstanding commitments to purchase lease equipment.


10.  Other comprehensive income:

In 2003 and 2002, other comprehensive income consisted of the following:

                                                                  Six Months                           Three Months
                                                                Ended June 30,                        Ended June 30,
                                                           2003               2002               2003                2002

Net (loss) income                                         $ (3,034,019)        $ (445,007)         $ 345,679          $ (365,999)
Other comprehensive income:
Change in fair value of interest rate swap contracts         1,184,760            716,027            873,930             518,473
                                                     ------------------ ------------------ ------------------ -------------------
Comprehensive net (loss) income                           $ (1,849,259)         $ 271,020        $ 1,219,609           $ 152,474
                                                     ================== ================== ================== ===================

There were no other sources of comprehensive net income.

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

Capital Resources and Liquidity

During the first half of 2003 and 2002, the Company's primary activity was engaging in equipment leasing activities.

During 2003, the Company's primary sources of liquidity were rents from operating leases and proceeds from the sales of lease assets. During 2002, the Company's primary source of liquidity was rents from operating leases. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

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

The Company participates with the Managing Member and certain of its affiliates in a $56,736,746 revolving line of credit with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of June 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                 $      8,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility             18,000,000
                                                          -------------------
Total borrowings under the acquisition facility                   26,500,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                -
                                                          -------------------
Total outstanding balance                                  $      26,500,000
                                                          ===================

Total available under the line of credit                   $      56,736,746
Total outstanding balance                                        (26,500,000)
                                                          -------------------
Remaining availability                                     $      30,236,746
                                                          ===================

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2003.

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

Cash Flows

During the first half of 2003, the Company's primary sources of liquidity was operating lease rents and proceeds from the sales of lease assets. During the first half of 2002, the Company's primary source of liquidity was operating lease rents.

Sources of cash flows from operating activities consisted primarily of operating lease revenues in both years.

Rents from direct financing leases were the most significant source of cash from investing activities in 2002. In 2003, the most significant source of cash flows from investing activities was proceeds from the sales of lease assets.

Sources of cash from financing activities consisted of borrowings on the line of credit (2003 and 2002) and proceeds of long-term debt (2002). Financing uses of cash included repayments of long-tern debt, repayments of non-recourse debt, repayments of borrowings under the line of credit and distributions to the members.

Results of operations

Operations resulted in a net loss of $3,034,019 for the six month period ended June 30, 2003 and net income of $345,679 for the three month period ended June 30, 2003. In 2002, operations resulted in a net loss of $445,007 for the six month period ended June 30 and a net loss of $365,999 for the second quarter then ended. The Company's primary source of revenues is from operating leases. In future periods, operating leases are also expected to be the most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. It is expected to decrease in future periods as leases mature and lease assets are sold.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. Such fees are limited to certain percentages of lease rents, distributions to members and certain other items. As lease assets are sold and as revenues decline, these fees are expected to decrease.

During the first quarter of 2003, the Company entered into negotiations relating to the early termination of an aircraft lease and the sale of the asset to the lessee. The negotiations were concluded in early April 2003 and the asset was sold. As a result, an impairment loss related to the aircraft has been recorded in the first quarter of 2003 in the amount of $1,910,861. This provision is the single largest factor in the increase in the loss realized in the first quarter of 2003 compared to 2002. There were no similar impairments recognized in the first half of 2002.

In the six months ended June 30, 2003, the Company incurred $806,180 of maintenance costs relating to railcars. In the second quarter of 2003, the Company incurred $134,093 of such costs. These costs were incurred in order to be able to place the railcars on a new lease. The costs did not increase the useful life of the assets or increase their value in the marketplace. No similar costs were incurred during the comparable periods ended June 30, 2002.

Interest expense has decreased compared to 2002 due to debt repayments over the last year, thereby decreasing the average balances of outstanding interest bearing debt.


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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of June 30, 2003, there was $8,500,000 outstanding on the floating rate line of credit.

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

As of June 30, 2003, borrowings on the facility were $48,009,000 and the associated variable interest rate was 1.2178%. The average fixed interest rate achieved with the swap agreements was 6.965% at June 30, 2003. As of June 30, 2003, the estimated fair value of the interest rate swaps was $4,196,582.

Item 4.  Controls and procedures.

Internal Controls

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Burlington Northern Santa Fe Corporation:

On July 2, 2003, a claim was filed by the Managing Member, on behalf of the Company, against the lessee in San Francisco due to a dispute over the return condition of the leased equipment. Contemporaneous with the filing of its claim, the lessee filed a claim against the Company in Texas. Notwithstanding the respective filed claims, the Company is seeking a resolution with the lessee outside of litigation. The Company feels that there is a reasonable basis for it to resolve its claims satisfactorily with the lessee. It is too early in the process to determine if any liability will be incurred as a result of this litigation.

Solectron:

This is a matter where the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by the Managing Member, on behalf of the Company, in the amount of $13,332,328.10. The lessee filed a counter-claim against the Company asserting unfair business practices. An additional demand letter was issued on March 27, 2003, alleging the failure of the lessee to properly maintain the equipment it leased from the Company. The Company continues to seek resolution of its claims with the lessee. The Company feels that it has a reasonable basis for success of some, if not all, of its claims in this matter.


Item 2. Changes In Securities.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)   Documents filed as a part of this report

        1. Financial Statements

           Included in Part I of this report:

               Balance Sheets, June 30, 2003 and December 31, 2002.

               Statements of operations for the six and three month periods ended June 30, 2003 and 2002.

               Statement of changes in partners' capital for the six month period ended June 30, 2003.

               Statements of cash flows for the six and three month periods ended June 30, 2003 and 2002.

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


/s/ Dean L. Cash
----------------------------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member
August 12, 2003

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


/s/ Paritosh K. Choksi
----------------------------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant
August 12, 2003

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



Date:      August 12, 2003


/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Principal Financial Officer of Registrant,
Executive Vice President of Managing Member

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



Date:      August 12, 2003


/s/ Dean L. Cash
---------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 12, 2003

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