Form 10-Q
period 2003-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2003-11-14
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 2003

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

The number of Limited Liability Company Units outstanding as of September 30, 2003 was 13,570,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)

                                     ASSETS

                                             September 30,         December 31,
                                                  2003              2002
                                              (Unaudited)

Cash and cash equivalents                    $   3,253,198     $   2,263,479

Accounts receivable, net of allowance for
   doubtful accounts of $223,115 in 2003
   and $516,365 in 2002                            1,933,472          1,874,311

Due from Managing Member                                   -            171,119

Other assets                                          32,500             55,000

Investments in leases                            115,236,694        149,100,763
                                            ----------------- ------------------
Total assets                                    $120,455,864       $153,464,672
                                            ================= ==================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                  $ 44,531,000       $ 62,912,000
Line of credit                                    11,300,000         10,600,000
Non-recourse debt                                  6,663,149          5,702,855

Accounts payable:
   Managing Member                                   121,372                  -
   Other                                             636,197            697,720

Accrued interest payable                              96,152             96,179

Interest rate swap contracts                       3,389,226          5,381,342

Unearned operating lease income                    1,615,718          1,547,813
                                            ----------------- ------------------
Total liabilities                                 68,352,814         86,937,909
                                            ----------------- ------------------
Members' capital                                  52,103,050         66,526,763
                                            ----------------- ------------------
Total liabilities and members' capital          $120,455,864       $153,464,672
                                            ================= ==================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                    Nine Months                          Three Months
                                                                Ended September 30,                   Ended September 30,
                                                              2003               2002               2003              2002
Revenues:
   Leasing activities:
      Operating leases                                        $20,664,386        $23,862,863       $ 6,386,973        $ 7,493,350
      Direct financing leases                                     607,527            625,944           273,769            212,708
      Gain (loss) on sales of assets                              749,759            230,089            60,104            (26,782)
Interest                                                            5,106             12,495             1,454              3,460
Other                                                              46,538            185,097            14,993              1,947
                                                        ------------------ ------------------ ----------------- ------------------
                                                               22,073,316         24,916,488         6,737,293          7,684,683
Expenses:
Depreciation and amortization                                  15,585,368         17,635,864         4,995,698          5,711,172
Impairment losses                                               5,049,770            400,000         3,158,909            400,000
Interest expense                                                4,277,728          4,719,523         1,123,248          1,461,310
Asset management fees to Managing Member                        1,097,980          1,152,763           322,026            382,140
Aircraft and railcar maintenance                                1,092,069            123,516           240,389            123,516
Cost reimbursements to Managing Member                            789,166            793,772            35,433             35,893
Professional fees                                                 367,255            116,922            81,255              6,367
(Recovery of) provision for doubtful accounts                    (237,000)           475,000            13,000                  -
Franchise fees and income taxes                                   124,239             62,902                 -             62,902
Other                                                             333,350            404,970           139,925             25,120
                                                        ------------------ ------------------ ----------------- ------------------
                                                               28,479,925         25,885,232        10,109,883          8,208,420
                                                        ------------------ ------------------ ----------------- ------------------
Net loss                                                     $ (6,406,609)        $ (968,744)      $(3,372,590)        $ (523,737)
                                                        ================== ================== ================= ==================

Net income (loss):
   Managing Member                                              $ 750,691          $ 750,882         $ 250,287          $ 250,290
   Other Members                                               (7,157,300)        (1,719,626)       (3,622,877)          (774,027)
                                                        ------------------ ------------------ ----------------- ------------------
                                                             $ (6,406,609)        $ (968,744)      $(3,372,590)        $ (523,737)
                                                        ================== ================== ================= ==================

Net loss per Limited Liability Company Unit                       $ (0.53)           $ (0.13)          $ (0.27)           $ (0.06)
Weighted average number of Units outstanding                   13,570,188         13,570,188        13,570,188         13,570,188

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   AND FOR THE
                             NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2003
                                   (Unaudited)


                                                                                                Accumulated
                                                                                                   Other
                                                Other Members                  Managing        Comprehensive
                                           Units             Amount             Member         Income (Loss)          Total

Balance December 31, 2001                   13,570,188        $88,062,574                $ -       $(4,700,622)      $ 83,361,952
Distributions to Managing Member                                        -         (1,001,169)                -         (1,001,169)
Distributions to Other Members                                (12,347,756)                 -                 -        (12,347,756)
Unrealized decrease in value of
   interest rate swap contracts                                         -                  -          (680,720)          (680,720)
Net income (loss)                                              (3,806,713)         1,001,169                 -         (2,805,544)
                                     ------------------ ------------------ ------------------ ----------------- ------------------
Balance December 31, 2002                   13,570,188         71,908,105                  -        (5,381,342)        66,526,763

Unrealized decrease in value of
   interest rate swap contracts                                         -                  -         1,992,116          1,992,116
Distributions to Managing Member                                        -           (750,691)                -           (750,691)
Distributions to Other Members                                 (9,258,529)                 -                 -         (9,258,529)
Net (loss) income                                              (7,157,300)           750,691                 -         (6,406,609)
                                     ------------------ ------------------ ------------------ ----------------- ------------------
Balance September 30, 2003                  13,570,188        $55,492,276                $ -       $(3,389,226)      $ 52,103,050
                                     ================== ================== ================== ================= ==================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                     Nine Months                          Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                               2003               2002               2003              2002
Operating activities:
Net loss                                                      $ (6,406,609)        $ (968,744)      $(3,372,590)        $ (523,737)
Adjustments to reconcile net loss  to
   cash provided by operating activities:
   (Gain) loss on sales of assets                                 (749,759)          (230,089)          (60,104)            26,782
   Depreciation                                                 15,585,368         17,635,864         4,995,698          5,711,172
   Impairment losses                                             5,049,770            400,000         3,158,909            400,000
   (Recovery of) provision for doubtful accounts                  (237,000)           475,000            13,000                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                          177,839            335,381          (376,693)          (552,136)
      Due from Managing Member                                     171,119                  -                 -                  -
      Other assets                                                  22,500             22,500             7,500              7,500
      Accounts payable, Managing Member                            121,372                  -            10,299           (263,652)
      Accounts payable, other                                      (61,523)          (325,617)         (403,996)            19,747
      Accrued interest payable                                         (27)            63,648            13,968             40,460
      Unearned lease income                                         67,905            520,387           136,947            594,889
                                                         ------------------ ------------------ ----------------- ------------------
Net cash provided by operations                                 13,740,955         17,928,330         4,122,938          5,461,025
                                                         ------------------ ------------------ ----------------- ------------------

Investing activities:
Proceeds from sales of assets                                   12,870,512          1,292,530           613,677            147,204
Reduction of net investment in direct financing
   leases                                                        1,108,178          2,294,372           199,794            256,905
Purchases of equipment on direct financing leases                        -           (293,750)                -           (293,750)
Payment of initial direct costs                                          -            (37,439)                -            (37,439)
                                                         ------------------ ------------------ ----------------- ------------------
Net cash provided by investing activities                       13,978,690          3,255,713           813,471             72,920
                                                         ------------------ ------------------ ----------------- ------------------

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                     Nine Months                          Three Months
                                                                 Ended September 30,                   Ended September 30,
                                                               2003               2002               2003              2002
Financing activities:
Borrowings under line of credit                                 15,500,000          8,900,000         7,300,000          3,100,000
Repayments of line of credit                                   (14,800,000)        (4,300,000)       (4,500,000)                 -
Proceeds of long-term debt                                               -          3,900,000                 -                  -
Repayments of long-term debt                                   (18,381,000)       (20,308,000)       (3,478,000)        (5,602,000)
Proceeds of non-recourse debt                                    2,563,149                  -         2,563,149                  -
Repayments of non-recourse debt                                 (1,602,855)          (152,248)       (1,435,001)                 -
Distributions to other members                                  (9,258,529)        (9,260,881)       (3,086,875)        (3,086,911)
Distributions to Managing Member                                  (750,691)          (750,882)         (250,287)          (250,290)
                                                         ------------------ ------------------ ----------------- ------------------
Net cash used in financing activities                          (26,729,926)       (21,972,011)       (2,887,014)        (5,839,201)
                                                         ------------------ ------------------ ----------------- ------------------
Net increase (decrease) in cash and cash
   equivalents                                                     989,719           (787,968)        2,049,395           (305,256)
Cash and cash equivalents at beginning of
   period                                                        2,263,479          2,269,137         1,203,803          1,786,425
                                                         ------------------ ------------------ ----------------- ------------------
Cash and cash equivalents at end of period                     $ 3,253,198        $ 1,481,169       $ 3,253,198        $ 1,481,169
                                                         ================== ================== ================= ==================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                       $ 4,277,755        $ 4,719,523       $ 1,109,280        $ 1,484,498
                                                         ================== ================== ================= ==================

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts           $ 1,992,116        $ 1,106,992         $ 807,356          $ 390,965
                                                         ================== ================== ================= ==================

                                                      See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.  Summary of significant accounting policies:

Interim financial statements:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.


2.  Organization and Company matters:

ATEL Capital Equipment Fund VIII, LLC (the Company), was formed under the laws of the State of California on July 31, 1998, for the purpose of acquiring equipment to engage in equipment leasing and sales activities. Contributions in the amount of $600 were received as of October 7, 1998, $100 of which represented the Managing Member's (ATEL Financial Services LLC's) continuing interest, and $500 of which represented the Initial Members' capital investment.

Upon the sale of the minimum amount of Units of Limited Liability Company interest (Units) of $1,200,000 and the receipt of the proceeds thereof on January 13, 1999, the Company commenced operations.

The Company does not make a provision for income taxes since all income and losses will be allocated to the Members for inclusion in their individual tax returns.

Certain prior year balances have been reclassified to conform to the current year presentation.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                             Depreciation /
                                                                              Amortization
                                                                               Expense or
                                           Balance                           Amortization of      Reclassi-           Balance
                                        December 31,        Impairment      Direct Financing     fications or      September 30,
                                            2002              Losses             Leases          Dispositions          2003

Net investment in operating leases     $    119,404,269       $ (3,890,861)    $  (15,303,869)     $ (7,438,663)    $   92,770,876
Net investment in direct financing
   leases                                    11,233,604                  -         (1,108,178)        2,109,953         12,235,379
Assets held for sale or lease                17,788,535         (1,158,909)                 -        (6,792,043)         9,837,583
Initial direct costs, net of
   accumulated amortization                     674,355                  -           (281,499)                -            392,856
                                      ------------------ ------------------ ------------------ ----------------- ------------------
                                       $    149,100,763       $ (5,049,770)    $  (16,693,546)     $(12,120,753)     $ 115,236,694
                                      ================== ================== ================== ================= ==================

Operating leases:

Property on operating leases consists of the following:

                                                                  Depreciation
                                                  Balance          Expense and        Reclassi-           Balance
                                               December 31,        Impairment        fications or      September 30,
                                                   2002              Losses          Dispositions          2003
Manufacturing                                   $   49,700,635           $      -     $  (8,040,266)      $ 41,660,369
Aircraft                                            32,810,139                  -       (17,362,102)        15,448,037
Transportation, other                               23,438,156                  -          (135,378)        23,302,778
Containers                                          21,207,500                  -                 -         21,207,500
Transportation, rail                                21,054,669                  -        11,215,817         32,270,486
Natural gas compressors                             14,051,601                  -          (374,152)        13,677,449
Materials handling                                   7,380,720                  -           (67,482)         7,313,238
Other                                               14,118,402                  -          (685,135)        13,433,267
                                             ------------------ ------------------ ----------------- ------------------
                                                   183,761,822                  -       (15,448,698)       168,313,124
Less accumulated depreciation, including
   impairment losses                               (64,357,553)       (19,194,730)        8,010,035        (75,542,248)
                                             ------------------ ------------------ ----------------- ------------------
                                                $  119,404,269      $ (19,194,730)    $  (7,438,663)      $ 92,770,876
                                             ================== ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


3.  Investment in leases (continued):

Operating leases (continued):

Impairment losses on operating lease assets are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses for the nine months ended September 30, 2003 consist of the following:

                              Depreciation expense       $ 15,303,869
                              Impairment losses             3,890,861
                                                    ------------------
                                                        $  19,194,730
                                                    ==================

Direct financing leases:

As of September 30, 2003, investment in direct financing leases consists of office automation equipment. The following lists the components of the Company's investment in direct financing leases:

                                                             September 30,      December 31,
                                                                  2003              2002

Total minimum lease payments receivable                      $    11,402,754      $   8,634,652
Estimated residual values of leased equipment (unguaranteed)       4,556,760          4,510,520
                                                            ----------------- ------------------
Investment in direct financing leases                             15,959,514         13,145,172
Less unearned income                                              (3,724,135)        (1,911,568)
                                                            ----------------- ------------------
Net investment in direct financing leases                    $    12,235,379      $  11,233,604
                                                            ================= ==================

All of the property on leases was acquired in 1999, 2000, 2001 and 2002.

At September 30, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                                               Direct
                                           Operating         Financing
                                            Leases             Leases             Total
 Three months ending December 31, 2003  $      5,730,027    $      900,233    $    6,630,260
         Year ending December 31, 2004        15,063,612         2,632,004         17,695,616
                                  2005        12,449,825         2,588,790         15,038,615
                                  2006         8,308,528         2,332,796         10,641,324
                                  2007         6,352,968           902,160          7,255,128
                                  2008         3,856,748           663,561          4,520,309
                            Thereafter         1,370,060         1,383,210          2,753,270
                                       ------------------ ----------------- ------------------
                                        $     53,131,768      $ 11,402,754      $  64,534,522
                                       ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)

3.  Investment in leases (continued):

Impairments of investments in leases and assets held for sale or lease:

During the first nine months of 2003, the Company recognized impairment losses on aircraft, autoracks and locomotives as set forth below. The impairments resulted from continued declines in the markets for the equipment.

           Aircraft      $      4,401,397
           Locomotives            380,000
           Autoracks              268,373
                        ------------------
                         $      5,049,770
                        ==================

During the first quarter of 2003, the Company entered into negotiations relating to the early termination of an aircraft lease and the sale of the asset to the lessee. The negotiations were concluded in early April 2003 and the asset was sold. As a result, an impairment loss related to the aircraft was recorded in the first quarter of 2003 in the amount of $1,890,861.

Due to continued declines in the markets for certain types of assets, during the third quarter, management determined that the value of an aircraft currently on lease was impaired and a provision was made against income in the amount of $1,980,000. In addition, for the same reasons, management also determined that various locomotives, auto racks and aircraft that were off lease, were also impaired. The Company recorded an additional provision for impairments relating to those assets in the third quarter of 2003 in the amount of $1,178,909.


4.  Non-recourse debt:

At September 30, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at rates from 4.96% to 7.98%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2003 through 2007.

Future minimum payments of non-recourse debt are as follows:

                                          Principal          Interest            Total
Three months ending December 31, 2003               $ -          $ 82,704           $ 82,704
        Year ending December 31, 2004         4,717,254           142,641          4,859,895
                                 2005           617,125            88,955            706,080
                                 2006           648,113            57,967            706,080
                                 2007           680,657            25,423            706,080
                                      ------------------ ----------------- ------------------
                                            $ 6,663,149         $ 397,690        $ 7,060,839
                                      ================== ================= ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which has been increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.1071% at September 30, 2003).

The Program requires the Managing Member to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2003, the Company receives or pays interest on a notional principal of $44,531,000, based on the difference between nominal rates ranging from 3.60% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The last of the swaps terminates in 2009. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                       Original            Balance           Rate on
                        Amount          September 30,     Interest Swap
  Date Borrowed        Borrowed             2003            Agreement
   11/11/1999            $20,000,000        $ 4,212,000       6.84%
   12/21/1999             20,000,000         13,316,000       7.41%
   12/24/1999             25,000,000          4,607,000       7.44%
    4/17/2000              6,500,000          3,082,000       7.45%
    4/28/2000              1,900,000            408,000       7.72%
    8/3/2000              19,000,000          9,848,000       7.50%
   10/31/2000              7,500,000          3,587,000       7.13%
    1/29/2001              8,000,000                  -       5.91%
    6/1/2001               2,000,000            171,000       5.04%
    9/1/2001               9,000,000          2,957,000       4.35%
    1/31/2002              3,900,000          2,343,000       3.60%
                   ------------------ ------------------
                        $122,800,000        $44,531,000
                   ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


5.  Other long-term debt (continued):

Other long-term debt borrowings mature from 2003 through 2009. Future minimum principal payments of long-term debt are as follows:

                                                                                                  Rates on
                                                                                                Interest Swap
                                          Principal          Interest            Total           Agreements*
 Three months ending December 31, 2003      $ 4,585,000          $ 751,313       $ 5,336,313  6.973%-6.976%
         Year ending December 31, 2004       13,051,000          2,362,294        15,413,294  6.975%-7.008%
                                  2005       10,402,000          1,576,595        11,978,595  7.034%-7.144%
                                  2006        6,950,000            964,030         7,914,030  7.180%-7.206%
                                  2007        4,701,000            519,280         5,220,280  6.964%-7.055%
                                  2008        3,025,000            249,081         3,274,081  6.667%-6.972%
                                  2009        1,817,000             45,481         1,862,481  6.378%-6.383%
                                      ------------------ ------------------ -----------------
                                            $44,531,000        $ 6,468,074      $ 50,999,074
                                      ================== ================== =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.1071% at September 30, 2003).


6.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that the Managing Member and/or its affiliates (Affiliates) are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by the Managing Member in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by the Managing Member are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

                               SEPTEMBER 30, 2003
                                   (Unaudited)


6.  Related party transactions (continued):

The  Managing   Member   and/or   Affiliates   earned  fees,   commissions   and
reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                          Nine Months                          Three Months
                                                      Ended September 30,                   Ended September 30,
                                                    2003               2002               2003              2002
Incentive management fees and equipment
   management fees                                  $ 1,097,980        $ 1,152,763         $ 322,026          $ 382,140
Administrative costs reimbursed to Managing
   Member                                               789,166            793,772            35,433             35,893
                                              ------------------ ------------------ ----------------- ------------------
                                                    $ 1,887,146        $ 1,946,535         $ 357,459          $ 418,033
                                              ================== ================== ================= ==================

In 2003 it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction. The Company does not believe that this amount is material to the periods in which it should have been recorded, nor is it expected that this amount will be material to the Company's operating results for the year ending December 31, 2003. However, if this adjustment is ultimately deemed to be material to the Company's operating results for the year ending December 31, 2003, the Company will need to restate prior financial reporting periods, including the current period.

The impact on prior financial reporting periods would be a reduction of members' equity of $742,000 for all previous periods currently presented. Net loss for the nine months ended September 30, 2003 and for the three months ended March 31, 2003 would be decreased by $742,000 ($0.05 per Limited Liability Company unit).




7. Member's capital:

As of  September  30,  2003,  13,570,188  Units  ($135,701,880)  were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions, as defined, are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Distributions to the Other Members were as follows in 2003 and 2002:

                                                         Nine Months                          Three Months
                                                     Ended September 30,                   Ended September 30,
                                                   2003               2002               2003              2002

Distributions                                 $    9,258,529     $    9,260,881     $   3,086,875     $   3,086,911
Weighted average number of Units outstanding      13,570,188         13,570,188        13,570,188         13,570,188
Weighted average distributions per Unit               $0.682             $0.682            $0.227             $0.227

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


8.  Line of credit:

The Company participates with the Managing Member and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility   $ 11,300,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              13,000,000
                                                               ---------------
Total borrowings under the acquisition facility                    24,300,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                 -
                                                               ---------------
Total outstanding balance                                        $ 24,300,000
                                                               ===============

Total available under the line of credit                         $ 57,282,201
Total outstanding balance                                         (24,300,000)
                                                               ---------------
Remaining availability                                           $ 32,982,201
                                                               ===============

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and the Managing Member.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2003.


9.  Commitments:

As of September 30, 2003, the Company had no outstanding commitments to purchase lease equipment.


10.  Other comprehensive income (loss):

In 2003 and 2002, other comprehensive income (loss) consisted of the following:

                                                                  Nine Months                          Three Months
                                                              Ended September 30,                   Ended September 30,
                                                            2003               2002               2003              2002
Net income (loss)                                          $ (6,406,609)        $ (968,744)      $(3,372,590)        $ (523,737)
Other comprehensive income:
Change in fair value of interest rate swap contracts          1,992,116          1,106,992           807,356            390,965
                                                      ------------------ ------------------ ----------------- ------------------
Comprehensive net (loss) income                            $ (4,414,493)         $ 138,248       $(2,565,234)        $ (132,772)
                                                      ================== ================== ================= ==================

There were no other sources of comprehensive net income (loss).

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


Capital Resources and Liquidity

During the first nine months of 2003 and 2002, our primary activity was engaging in equipment leasing activities.

Our liquidity will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, we have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, we will re-lease or sell the equipment. Our future liquidity beyond the contractual minimum rentals will depend on our success in re-leasing or selling the equipment as it comes off lease.

The Company participates with the Managing Member and certain of its affiliates in a $56,282,201 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of September 30, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility   $ 11,300,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              13,000,000
                                                               ---------------
Total borrowings under the acquisition facility                    24,300,000
Amounts borrowed by the Managing Member and its sister
   corporation under the warehouse facility                                 -
                                                               ---------------
Total outstanding balance                                        $ 24,300,000
                                                               ===============

Total available under the line of credit                         $ 57,282,201
Total outstanding balance                                         (24,300,000)
                                                               ---------------
Remaining availability                                           $ 32,982,201
                                                               ===============

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

We have not made any commitments of capital, nor do we expect to make any commitments, except for the acquisition of additional equipment. We had made no such commitments as of September 30, 2003.

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

Cash Flows

During the first nine months of 2003 and 2002, our primary source of liquidity was operating lease rents.

Our primary source of cash flows from operating activities was operating lease revenues in both 2003 and on 2002.

In 2003, our most significant source of cash from investing activities was proceeds from the sales of lease assets.

Direct financing lease assets have decreased from $14,181,674 at the beginning of 2002 to $11,233,604 at December 31, 2002 and $12,235,379 at September 30,
2003. Our cash flows from direct finance leases decreased in 2003 compared to 2002 as a result of this decrease in direct financing lease assets. In 2002, rents from direct financing leases were the most significant source of cash from investing activities.

In 2003, our only sources of cash from financing activities were proceeds of non-recourse debt and borrowings on the line of credit. In 2002, our only financing sources of cash were borrowings under the line of credit and proceeds of long-term debt. Our repayments of debt have decreased due to scheduled reductions in the amounts of such debt that was due in 2003 compared to 2002.

Results of operations

In 2002, our operations resulted in a net loss of $968,744 for the nine month period and $523,737 for the three month period. In 2003, our operations resulted in a net loss of $6,406,609 for the nine month period and $3,372,590 for the three month period. Our primary source of revenues is from operating leases. In future periods, we also expect that operating leases will be our most significant source of revenues. Depreciation is related to operating lease assets and thus, to operating lease revenues. We expect it to decrease in future periods as leases mature and as we sell the related lease assets. Our lease rents and depreciation have decreased compared to 2002 as a result of sales over the last year.

Asset management fees are based on our gross lease rents plus the proceeds we receive from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. As assets are sold, lease rents are collected and distributions are made to the members, we expect these fees to decrease. These factors gave rise to the decrease in fees compared to 2002.

At September 30, 2002, we had total outstanding interest bearing debt of $81,923,716. As a result of scheduled debt payments, we have reduced that balance to $62,494,149 at September 30, 2003. This reduction in debt has caused our interest expense to decrease compared to 2002.

During the first quarter of 2003, the Company entered into negotiations relating to the early termination of an aircraft lease and the sale of the asset to the lessee. The negotiations were concluded in early April 2003 and the asset was sold. As a result, an impairment loss related to the aircraft was recorded in the first quarter of 2003 in the amount of $1,890,861.

Due to continued declines in the markets for certain types of assets, during the third quarter of 2003, we determined that the value of an aircraft currently on lease was impaired and a provision was made against income in the amount of $1,980,000. In addition, for the same reasons, we also determined that various locomotives, auto racks and aircraft that were off lease, were also impaired as of September 30, 2003. We recorded an additional provision for impairments relating to those assets in the third quarter of 2003 in the amount of $1,178,909.

In the nine months ended September 30, 2003, the Company incurred $954,559 of maintenance costs relating to railcars. In the third quarter of 2003, the Company incurred $148,379 of such costs. These costs were incurred in order to be able to place the railcars on a new lease. The costs did not increase the useful life of the assets or increase their value in the marketplace. No similar costs were incurred during the comparable periods ended September 30, 2002.


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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of September 30, 2003, there was $11,300,000 outstanding on the floating rate line of credit.

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

As of September 30, 2003, borrowings on the facility were $44,531,000 and the associated variable interest rate was 1.1071%. The average fixed interest rate achieved with the swap agreements was 6.976% at September 30, 2003. As of September 30, 2003, the estimated fair value of the interest rate swaps was a $3,389,226 liability.


Item 4.  Controls and procedures.

Internal Controls

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO of the Managing Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO of the Managing Member, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company but which do not represent claims against the Company or its assets.

Emery Worldwide Airways, Inc.:

On January 25, 2002, the Company filed a complaint against its lessee, Emery Worldwide Airways, Inc., for failure by the lessee to properly maintain the condition and airworthiness of the aircraft on lease to the lessee, and for certain other breaches and defaults by the lessee as alleged in the complaint. The Company has claimed stipulated loss value damages in the amount of $5,648,173 as a result of the breaches and defaults under the lease by the lessee. A motion for summary judgment on the Company's claims was filed the summer of 2002, and an unfavorable ruling on the motion was handed down in the fourth quarter of 2002. In March 2003, ATEL settled with Emery for an amount equal to $1,300,000, plus the value of the aircraft. ATEL is currently taking steps to remarket the aircraft.

American Aircraft Consulting:

This is a suit filed by ATEL Equipment Corporation ("AEC") on behalf of the Company for breach of contract, negligence, rescission and restitution as a result of a lien and claim by an aircraft inspection firm for approximately $160,000. The claim was for fees filed against an aircraft owned by the Company, and against the Company itself, for services allegedly provided by the aircraft inspection company. AEC successfully had the lien removed from the aircraft by the FAA, and pursued its claims against the inspection company for a release of all current and future claims. AEC remained confident of its ultimate success in this matter, and in fact, settled the matter with a mutual dismissal of claims, with prejudice.


Solectron:

This is a matter where the Company has declared Solectron (a lessee) in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by the Managing Member, on behalf of the Company, in the amount of $13,332,328. The lessee filed a counter-claim against the Company asserting unfair business practices. An additional demand letter was issued by the Company on March 27, 2003, alleging the failure of the lessee to properly maintain the equipment it leased from the Company. As a result of an adverse decision on a separate matter with a similar legal principle at issue, the Compay elected to dismiss its suit, and subsequently obtained a corresponding dismissal of Solectron's counter-claim The Company continues to seek resolution of its claims with the lessee as a negotiated settlement. The Company believes that it has a reasonable basis for success of some of its claims in this matter.


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

         Inapplicable.

Item 6. Exhibits And Reports On Form 8-K.

   (a)     Documents filed as a part of this report

   1.      Financial Statements
           Included in Part I of this report:

               Balance sheets, September 30, 2003 and December 31, 2002.

               Statements of operations for the nine and three month periods ended September 30, 2003 and 2002.

               Statements of changes in members' capital for the year ended December 31, 2002 and for the nine month period ended September 30, 2003.

               Statements of cash flows for the nine and three month periods ended September 30, 2003 and 2002.

               Notes to the financial statements

   2.      Financial Statement Schedules

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3.      Other Exhibits

               99.1 Certification of Paritosh K. Choksi

               99.2 Certification of Dean L. Cash

               99.3 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

               99.4 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh
               K. Choksi

   (b)     Report on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 12, 2003

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



          By: ATEL Financial Services LLC
              Managing Member of Registrant




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

Exhibit 99.1
                                 CERTIFICATIONS


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


Date:      November 12, 2003


  /s/ PARITOSH K. CHOKSI
-----------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive Vice President of Managing Member

Exhibit 99.2
                                 CERTIFICATIONS


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


Date:      November 12, 2003


  /s/ DEAN L. CASH
-----------------------------
Dean L. Cash
President and Chief Executive Officer of
Managing Member

Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 12, 2003



  /s/ DEAN L. CASH
-----------------------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report on Form 10Q of ATEL Capital Equipment Fund VIII, LLC, (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:      November 12, 2003



  /s/ PARITOSH K. CHOKSI
-----------------------------
Paritosh K. Choksi
Executive Vice President of Managing
Member, Principal financial officer of registrant