Form 10-K
period 2003-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2004-03-30
CIK 1069152

Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| Annual report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (fee required)
                For the Year Ended December 31, 2003
                                       OR
            |_| Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 (no fee required)
                For the transition period from ____ to ____

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

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable

The number of Limited Liability Company Units outstanding as of December 31, 2003 was 13,570,188.


                       DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated December 7, 1998, filed pursuant to Rule 424(b) (Commission File No. 33-62477) is hereby incorporated by reference into Part IV hereof.

                                     PART I

Item 1:  BUSINESS

General Development of Business

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California in July 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services LLC (AFS), a California limited liability corporation. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Company conducted a public offering of 15,000,000 of Limited Liability Company Units (Units), at a price of $10.00 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and AFS requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of November 30, 2000, the Company had received subscriptions for 13,570,138 ($135,701,380) Units in addition to the Initial Members' Units and the offering was terminated. All of the Units were issued and outstanding as of December 31, 2003.

The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period ("Reinvestment Period"), ending December 31, 2006 and
(iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

Narrative Description of Business

The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to "Operating" leases and "High Payout" leases, whereby "Operating" leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and "High Payout" leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under "High Payout" leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

As of December 31, 2003, the Company had purchased equipment with a total acquisition price of $245,736,450.

The Company's objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody's Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities (as described above).

During 2003, 2002 and 2001, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                           Type of Equipment     2003     2002    2001
------                           -----------------     ----     ----    ----
Emery Worldwide Airlines         Aircraft               13%      *       *
Overnite Transportation Company  Tractors and trailers  10%     10%      *
Union Pacific Railroad           Railcars                *       *      16%
*  Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2003 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                  Purchase Price Excluding   Percentage of Total
Asset Types                           Acquisition Fees           Acquisitions
-----------                           ----------------           ------------
Transportation, rail                     $59,769,940                    24.32%
Manufacturing                             44,048,583                    17.93%
Aircraft                                  38,535,439                    15.68%
Transportation, other                     25,757,971                    10.48%
Transportation, intermodal
   containers                             21,228,750                     8.64%
Gas compressors                           13,848,465                     5.64%
Materials handling                        11,018,547                     4.48%
Point of sale / office
   automation                              8,677,566                     3.53%
Storage tanks                              6,712,090                     2.73%
Marine vessels                             3,952,500                     1.61%
Other *                                   12,186,599                     4.96%
                                     ----------------         -----------------
                                        $245,736,450                   100.00%
                                     ================         =================

* Individual asset types included in "Other" represent less than 2% of the total.

                                  Purchase Price Excluding   Percentage of Total
Industry of Lessee                    Acquisition Fees           Acquisitions
------------------                    ----------------           ------------
Transportation, rail                     $59,769,940                    24.31%
Transportation, air                       38,535,439                    15.68%
Manufacturing, other                      34,889,583                    14.20%
Transportation, other                     27,245,340                    11.09%
Transportation, containers                21,228,750                     8.64%
Manufacturing, electronics                20,901,071                     8.51%
Retail                                    18,056,010                     7.35%
Natural gas                               13,848,465                     5.64%
Other *                                   11,261,852                     4.58%
                                     ----------------         -----------------
                                        $245,736,450                   100.00%
                                     ================         =================

* Individual lessee industries included in "Other" represent less than 2% of the total.

Through December 31, 2003, the Company has disposed of certain leased assets as set forth below:

                                                                                     Excess of
Type of                                        Original                              Rents Over
Equipment                                   Equipment Cost       Sale Price          Expenses *
---------                                   --------------       ----------          ----------
Aircraft                                       $ 14,123,602         $ 3,980,000        $ 5,829,737
Transportation, rail                             10,602,408           9,180,712          3,883,785
Point of sale / office automation                 7,693,006           1,971,275          8,122,613
Manufacturing                                     4,501,890           2,039,344          3,106,859
Transportation, other                               334,948             249,263            173,413
Other                                               773,543             362,203            570,911
                                           -----------------  ------------------  -----------------
                                               $ 38,029,397        $ 17,782,797       $ 21,687,318
                                           =================  ==================  =================

* Individual asset types included in "Other" represent less than 2% of the total.

For further information regarding the Company's equipment lease portfolio as of December 31, 2003, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.


Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company's consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

Solectron:

This is a matter whereby the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by AFS on behalf of the Company in the amount of $13,332,328. The lessee filed a counter-claim against the Company asserting unfair business practices. In 2003, the Company elected to dismiss its suit and subsequently obtained a corresponding dismissal of Solectron's counter-claim. The Company is continuing to seek resolution of its claims as a negotiated settlement.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS

Market Information

The Units are transferable subject to restrictions on transfers which have been imposed under the securities laws of certain states. However, as a result of such restrictions, the size of the Company and its investment objectives, to AFS's knowledge, no established public secondary trading market has developed and it is unlikely that a public trading market will develop in the future. As a result, there is no currently ascertainable market value for the Units.

Holders

As of December 31, 2003, a total of 3,683 investors were holders of record of Units in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company's assets as of September 30, 2003. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company's assets as of January 1, 2004. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Company's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unit holders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of September 30, 2003, the value of the Company's assets, calculated on this basis, was approximately $7.71 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

Dividends

The Company does not make dividend distributions. However, the Members of the Company are entitled to certain distributions as provided under the Operating Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the Reinvestment Period to equal an amount between $0.80 and $1.00 per Unit, which was to be determined by AFS. In 2001, AFS determined that amount to be $0.91 per Unit. The Company's Reinvestment Period ends December 31, 2006.

Investors may elect to receive distributions either on a monthly or quarterly basis.

The rate for distributions from 2003 operations was $0.0758 per Unit per month. The distributions were paid in February through December 2003 and in January 2004. For each quarterly distribution (paid in April, July and October 2003 and in January 2004) the rate was $0.2275 per Unit. Distributions were from 2003 cash flows from operations.

The rate for distributions from 2002 operations was $0.0758 per Unit per month. The distributions were paid in February through December 2002 and in January 2003. For each quarterly distribution (paid in April, July and October 2002 and in January 2003) the rate was $0.2275 per Unit. Distributions were from 2002 cash flows from operations.

The rate for distributions from 2001 operations was $0.0767 per Unit per month for January through June 2001. The distributions were paid in February through July 2001. The rate for the distributions for July through December 2001 was $0.0758. The distributions were paid in August through December 2001 and in January 2002. For each quarterly distribution (paid in April and July 2001) the rate was $0.2300 per Unit. For the quarterly distributions paid in October 2001 and January 2002, the rate was $0.2275. Distributions were from 2001 cash flows from operations.

The following table presents summarized information regarding distributions to members other than AFS (Other Members:)

                                                2003             2002              2001               2000               1999
                                                ----             ----              ----               ----               ----
Net income (loss) per Unit, based on
   weighted average Units outstanding            $ (0.6300)       $ (0.2800)         $ (0.0600)        $ (0.2900)          $ 0.0600
Return of investment                                1.5400           1.1900             0.9700            1.2100             0.5500
                                          ----------------- ---------------- ------------------ -----------------  -----------------
Distributions per unit                              0.9100           0.9100             0.9100            0.9200             0.6100
Differences per Unit due to timing
   of distributions                                      -                -             0.0050            0.0275             0.2900
                                          ----------------- ---------------- ------------------ -----------------  -----------------
Actual distribution rates per Unit                $ 0.9100         $ 0.9100           $ 0.9150          $ 0.9475           $ 0.9000
                                          ================= ================ ================== =================  =================



Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                                 2003             2002              2001               2000               1999
                                                 ----             ----              ----               ----               ----
Gross revenues                                 $ 28,549,271      $32,929,975       $ 43,794,097      $ 31,047,485        $ 8,660,653
Net income (loss)                              $ (7,521,261)    $ (2,805,544)         $ 132,672      $ (2,305,631)         $ 438,835
Weighted average Units                           13,570,188       13,570,188         13,570,188        10,634,792          4,025,294
Net income (loss) allocated to
   Other Members                               $ (8,522,240)    $ (3,806,713)        $ (872,244)     $ (3,100,640)         $ 239,420
Net income (loss) per Unit, based on
   weighted average Units outstanding               $ (0.63)         $ (0.28)           $ (0.06)          $ (0.29)            $ 0.06
Distributions per Unit, based on
   weighted average Units outstanding                $ 0.91           $ 0.91             $ 0.91            $ 0.92             $ 0.61
Total Assets                                  $ 110,222,744     $153,464,672       $184,421,674     $ 198,832,652      $ 145,663,336
Non-recourse and Other Long-term Debt          $ 46,555,335      $68,614,855       $ 91,383,964      $ 93,993,744       $ 71,848,617
Total Members' Capital                         $ 47,897,118      $66,526,763       $ 83,361,952     $ 101,338,501       $ 64,130,010


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Company commenced its offering of Units on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). The offering was terminated on November 30, 2000. Total proceeds of the offering was $135,701,880. The Company's public offering provided for a total maximum capitalization of $150,000,000.

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Company is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with AFS and certain of its affiliates in a $58,627,656 floating rate revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $     9,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                13,500,000
                                                               -----------------
Total borrowings under the acquisition facility                      23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                               -----------------
Total outstanding balance                                       $   23,000,000
                                                               =================

Total available under the line of credit                        $   58,627,656
Total outstanding balance                                          (23,000,000)
                                                               -----------------
Remaining availability                                          $   35,627,656
                                                               =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated limited partnerships and limited liability companies, the Company and AFS.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2003, there were no commitments to purchase lease assets.

AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however, that:
(i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poors and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provided for borrowing at a variable interest rate and required AFS on behalf of the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in April 2002.

See Item 7a and Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.

It is the intention of the Company to use the receivables funding program as its primary source of debt financing. The Company will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.

AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

See Note 4 to the financial statements, Non-recourse debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.

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

Cash Flows

2003 vs. 2002:

In 2003 and 2002, our primary source of cash flows was rents we received from operating leases. In both years, this was also our largest source of cash flows from operating activities.

In both 2003 and 2002, we had two sources of cash flows from investing activities, proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from sales of lease assets increased from $2,403,934 in 2003 to $13,964,820 in 2003, an increase of $11,560,886. Assets sold in 2003 consisted largely of aircraft, rail transportation and manufacturing equipment. Assets sold in 2002, consisted primarily of office automation equipment. In 2002, assets with an original cost of approximately $5,585,000 were sold. In
2003, that increased to approximately $24,469,000. It was this increase that gave rise to the increase in cash flows from asset sales. Investing activities also included cash flows from direct financing leases in both 2002 and 2003. Cash received on these leases decreased from $2,134,026 in 2002 to $1,793,351 in 2003, a decrease of $340,675.

In 2003, our sources of cash from financing activities consisted of borrowings on the line of credit ($19,500,000) and the proceeds of a new $2,563,149 non-recourse note payable. In 2002, our financing sources of cash were borrowings on the line of credit ($12,400,000) and the proceeds of other long-term debt ($3,900,000). We used cash in investing activities in both 2002 and 2003 to make payments on the line of credit, non-recourse debt and other long-term debt and to make distributions to the members.

2002 vs. 2001:

In 2002 and 2001, the Company's primary source of cash was operating lease revenues. This was also the primary source of cash flows from operations in both years. Cash flows from operations decreased from $30,662,797 in 2001 to $23,805,426 in 2002, primarily as a result of decreases in operating lease revenues partially off set by a decline in interest expense.

Rents from direct financing leases and proceeds from asset sales were the only sources of cash from investing activities in either 2002 or in 2001. In both years, uses of cash in investing activities included purchases of assets on operating and direct financing leases and payment of initial direct costs associated with those leases. As of December 31, 2001, the Company had nearly completed the acquisition of its portfolio of lease assets. After 2001, asset acquisitions are not expected to be as significant. Proceeds from the sales of lease assets are not expected to be consistent from one period to another as the amounts of such proceeds are dependent on a number of factors including the timing of lease terminations, types of assets being sold and the markets for the various equipment types at the times they are sold.

In 2002 and 2001, sources of cash from financing activities consisted of long-term debt proceeds and borrowings under the line of credit. Amounts of long-term debt proceeds decreased from $19,000,000 in 2001 to $3,900,000 in 2002. After the borrowings in 2002, the debt facility was closed as it related to new borrowings.

Results of Operations

As of January 13, 1999, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not been completed until 2001, the results of operations in 2001 are not expected to be comparable to future periods.

Substantially   all   employees  of  AFS  track  time   incurred  in  performing
administrative services on behalf of the Company. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

As of December 31, 2003, 2002 and 2001 there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                         2003           2002            2001
                                         ----           ----            ----
  Transportation, rail                    20%            14%            18%
  Manufacturing, other                    18%            17%            15%
  Transportation, other                   13%            12%            12%
  Transportation, containers              11%            11%             *
  Transportation, air                      *             17%            17%
  Manufacturing, electronics               *             10%             *

  * Less than 10%

2003 vs. 2002:

Our operations resulted in net losses of $7,521,261 in 2003 and $2,805,544 in 2002.The primary reason for the increased loss is due to additional impairment losses of $5,290,639 in 2003, an increase of $3,179,046 compared to 2002. Our primary source of revenues in both years was rents from operating leases. Rents from operating leases have continued to decrease from $31,638,196 in 2002 to $26,938,424 in 2003, a decrease of $4,699,772. Our operating lease rents have decreased as a result of asset sales over the last two years, consistent with the Company's maturing lease portfolio.

Our largest expense is depreciation of operating lease assets. Depreciation has decreased from $22,784,103 in 2002 to $20,337,442 in 2003, a decrease of
$2,446,661. This decrease is a result of the asset sales we noted above.

Railcar maintenance costs have increased from $215,009 in 2002 to $1,008,874 in 2003, an increase of $793,865. Most of the increase (approximately $722,000) related to costs incurred in order to prepare rail cars to be placed on new leases.

Interest expense has decreased from $6,148,759 in 2002 to $5,270,675 in 2003, a decrease of $878,084. The decrease resulted from scheduled repayments of our non-recourse and other long-term debt. The reduction in interest expense attributable to reduced average outstanding balances was partially offset by additional interest charges related to prior period asset acquisitions as more fully described in Note 6 in the financial statements included in Part I, Item 8 of this report.

In 2002 we provided $475,000 for an allowance for doubtful accounts. A large portion of the accounts provided for in 2002 related to the bankruptcy of National Steel Corporation, a lessee of the Company. In 2003, we recovered $180,000 of the amounts we had provided for in 2002.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair values of a fleet of diesel electric locomotives, railroad auto racks, manufacturing equipment and an aircraft had declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of those assets in the amount of $5,679,271 for the year ended December 31, 2003.

2002 vs. 2001:

Operations in 2002 resulted in a net loss of $2,805,544. Operations in 2001 resulted in net income of $132,672. The primary reason for the loss is due to impairment losses of $2,612,500 in 2002, there was no such provision in 2001.

Revenues from operating leases and direct finance leases decreased significantly in 2002 compared to 2001. These decreases were the result of asset sales over the last two years, lower lease rates on renewals and an increase in the amount of the Company's assets that are off lease.

Depreciation expense also decreased as a result of the sales of lease assets in 2002 and 2001.

Average debt balances decreased in 2002 compared to 2001 as a result of making scheduled payments on the Company's existing debt. This led to the decrease in interest expense compared to 2001.

In 2002 we provided $475,000 for an allowance for doubtful accounts. A large portion of the accounts provided for in 2002 related to the bankruptcy of National Steel Corporation, a lessee of the Company. There were no similar large provisions in 2001.

Management fees are related to the Company's revenues. As the Company's revenues decline, as a result of asset sales, the management fees also decrease.

As a result of our periodic review of the carrying values of our assets on leases and assets held for lease or sale, management determined that the fair values of a fleet of diesel electric locomotives and an aircraft had declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of those assets in the amount of $2,612,500 for the year ended December 31, 2002.

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

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

The Company adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Company recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See Note 5 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's financial statements. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

Critical Accounting Policies

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company's financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review by AFS. Direct financing leases are charged off on specific identification by AFS.

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

Asset Valuation:

Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.


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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate revolving line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate revolving line of credit is repaid. As of December 31, 2003, there was $9,500,000 outstanding on the floating rate revolving line of credit and the effective interest rate of the borrowings ranged from 3.03% to 4.00%.

Also, as described in Item 7 in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2003, borrowings on the facility

In general, these swap agreements eliminate the Company's interest rate risk associated with variable interest rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company's facility borrowings at December 31, 2003, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Company's 2004 variable interest expense by approximately $337,800.

See the Notes to the financial statements as set forth in Part II, Item 8 for additional information.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 30.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in members' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
February 20, 2004

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                     ASSETS

                                                                    2003               2002
                                                                    ----               ----

Cash and cash equivalents                                      $       508,584    $     2,263,479
Accounts receivable, net of allowance for doubtful accounts of
   $225,115 in 2003 and $516,365 in 2002                             2,124,902          1,874,311
Due from Managing Member                                                     -            171,119
Other assets                                                            25,000             55,000
Investments in equipment and leases                                107,564,258        149,100,763
                                                              -----------------  -----------------
Total assets                                                     $ 110,222,744      $ 153,464,672
                                                              =================  =================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                                    $ 39,946,000       $ 62,912,000
Non-recourse debt                                                    6,609,335          5,702,855
Line of credit                                                       9,500,000         10,600,000
Accounts payable and accruals:
   Managing Member                                                     889,555                  -
   Other                                                               820,799            697,720
Accrued interest payable                                               115,844             96,179
Interest rate swap contracts                                         3,207,595          5,381,342
Unearned operating lease income                                      1,236,498          1,547,813
                                                              -----------------  -----------------
Total liabilities                                                   62,325,626         86,937,909


Members' capital:
   Accumulated other comprehensive income                           (3,143,144)        (5,381,342)
   Members' capital                                                 51,040,262         71,908,105
                                                              -----------------  -----------------
Total Members' capital                                              47,897,118         66,526,763
                                                              -----------------  -----------------
Total liabilities and Members' capital                           $ 110,222,744      $ 153,464,672
                                                              =================  =================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


Revenues:                                                        2003               2002               2001
                                                                 ----               ----               ----
   Leasing activities:
      Operating leases                                          $ 26,938,424      $ 31,638,196       $ 40,911,071
      Direct financing leases                                        864,509           807,678            920,026
      Gain on sales of assets                                        595,299           271,751          1,801,292
Interest                                                               5,717            15,547            131,575
Other                                                                145,322           196,803             30,133
                                                           ------------------ ----------------- ------------------
                                                                  28,549,271        32,929,975         43,794,097
Expenses:
Depreciation of operating lease assets                            20,337,442        22,784,103         30,867,668
Provision for losses and impairments                               5,679,271         2,612,500                  -
Interest expense                                                   5,270,675         6,148,759          9,058,622
Asset management fees to Managing Member                           1,517,259         1,481,576          1,849,335
Railcar maintenance                                                1,008,874           215,009                  -
Cost reimbursements to Managing Member                               820,571           832,539            924,375
Amortization of initial direct costs                                 356,920           378,445            375,978
Professional fees                                                    506,698           179,562            215,450
Insurance                                                            186,393                 -                  -
(Recovery of) provision for doubtful accounts                       (180,000)          475,000             82,615
Aircraft inspection and maintenance                                  137,510           211,268                  -
Franchise fees and taxes on income                                   124,239            72,843             70,349
Other                                                                304,680           343,915            217,033
                                                           ------------------ ----------------- ------------------
                                                                  36,070,532        35,735,519         43,661,425
                                                           ------------------ ----------------- ------------------
Net (loss) income                                               $ (7,521,261)     $ (2,805,544)         $ 132,672
                                                           ================== ================= ==================

Net (loss) income:
   Managing Member                                               $ 1,000,979       $ 1,001,169        $ 1,004,916
   Other Members                                                  (8,522,240)       (3,806,713)          (872,244)
                                                           ------------------ ----------------- ------------------
                                                                $ (7,521,261)     $ (2,805,544)         $ 132,672
                                                           ================== ================= ==================

Net loss per Limited Liability Company Unit (Other Members)          $ (0.63)          $ (0.28)           $ (0.06)
Weighted average number of Units outstanding                      13,570,188        13,570,188         13,570,188











                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


                                                                                                 Accumulated
                                                                                                    Other
                                                   Other Members                                Comprehensive
                                                   -------------                Managing            Income
                                              Units            Amount            Member             (Loss)             Total
Balance December 31, 2000                      13,570,188    $101,338,501          $        -         $       -     $  101,338,501
Distributions to Managing Member                                         -         (1,004,916)                -         (1,004,916)
Distributions to Other Members
   ($0.91 per Unit)                                            (12,403,683)                 -                 -        (12,403,683)
Cumulative effect of change in
   accounting principle at
   January 1, 2001                                                       -                  -          (821,196)          (821,196)
Unrealized increase in interest rate
   swap liability                                                        -                  -        (3,879,426)        (3,879,426)
Net income (loss)                                                 (872,244)         1,004,916                              132,672
                                         ----------------- ---------------- ------------------ -----------------  -----------------
Balance December 31, 2001                      13,570,188       88,062,574                  -        (4,700,622)        83,361,952
Distributions to Managing Member                                         -         (1,001,169)                -         (1,001,169)
Distributions to Other Members
   ($0.91 per Unit)                                            (12,347,756)                 -                 -        (12,347,756)
Unrealized increase in interest rate
   swap liability                                                        -                  -          (680,720)          (680,720)
Net income (loss)                                               (3,806,713)         1,001,169                 -         (2,805,544)
                                         ----------------- ---------------- ------------------ -----------------  -----------------
Balance December 31, 2002                      13,570,188       71,908,105                  -        (5,381,342)        66,526,763
Distributions to Managing Member                                         -         (1,000,979)                -         (1,000,979)
Distributions to Other Members
   ($0.91 per Unit)                                            (12,345,603)                 -                 -        (12,345,603)
Unrealized decrease in interest rate
   swap liability                                                        -                  -         2,173,747          2,173,747
Reclassification adjustment for
   portion of swap liability charged to
   net loss                                                              -                  -            64,451             64,451
Net income (loss)                                               (8,522,240)         1,000,979                 -         (7,521,261)
                                         ----------------- ---------------- ------------------ -----------------  -----------------
Balance December 31, 2003                      13,570,188      $51,040,262                $ -      $ (3,143,144)      $ 47,897,118
                                         ================= ================ ================== =================  =================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


                                                                                  2003               2002               2001
                                                                                  ----               ----               ----
Operating activities:
Net (loss) income                                                                $ (7,521,261)     $ (2,805,544)         $ 132,672
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Gain on sales of assets                                                           (595,299)         (271,751)        (1,801,292)
   Depreciation of operating lease assets                                          20,337,442        22,784,103         30,867,668
   Amortization of initial direct costs                                               356,920           378,445            375,978
   Interest rate swap contracts                                                        64,451                 -                  -
   (Recovery of) provision for doubtful accounts                                     (180,000)          475,000             82,615
   Provision for losses and impairments                                             5,679,271         2,612,500                  -
   Changes in operating assets and liabilities:
      Accounts receivable                                                             (70,591)          907,216          2,000,427
      Due from Managing Member                                                        171,119          (171,119)                 -
      Other assets                                                                     30,000            30,000             30,000
      Accounts payable, Managing Member                                               889,555                 -           (695,548)
      Accounts payable, other                                                         123,079            48,182            163,643
      Accrued interest                                                                 19,665            19,199           (190,843)
      Unearned lease income                                                          (311,315)         (200,805)          (302,523)
                                                                            ------------------ -----------------  -----------------
Net cash provided by operating activities                                          18,993,036        23,805,426         30,662,797
                                                                            ------------------ -----------------  -----------------

Investing activities:
Proceeds from sales of lease assets                                                13,964,820         2,403,934          7,348,063
Reduction of net investment in direct financing leases                              1,793,351         2,134,026          2,806,236
Purchases of equipment on direct financing leases                                           -          (293,570)          (810,271)
Payment of initial direct costs to Managing Member                                          -           (37,440)          (147,721)
Purchases of equipment on operating leases                                                  -                 -        (26,556,373)
                                                                            ------------------ -----------------  -----------------
Net cash provided by (used in) investing activities                                15,758,171         4,206,950        (17,360,066)
                                                                            ------------------ -----------------  -----------------

Financing activities:
Repayments of other long-term debt                                                (22,966,000)      (26,357,000)       (20,299,000)
Repayments of line of credit                                                      (20,600,000)       (4,300,000)       (21,056,335)
Borrowings under line of credit                                                    19,500,000        12,400,000         23,556,335
Distributions to Other Members                                                    (12,345,603)      (12,347,756)       (12,403,683)
Proceeds of non-recourse debt                                                       2,563,149                 -                  -
Repayments of non-recourse debt                                                    (1,656,669)         (312,109)        (1,310,780)
Distributions to Managing Member                                                   (1,000,979)       (1,001,169)        (1,004,916)
Proceeds of other long-term debt                                                            -         3,900,000         19,000,000
                                                                            ------------------ -----------------  -----------------
Net cash used in financing activities                                             (36,506,102)      (28,018,034)       (13,518,379)
                                                                            ------------------ -----------------  -----------------

Net decrease in cash and cash equivalents                                          (1,754,895)           (5,658)          (215,648)
Cash and cash equivalents at beginning of year                                      2,263,479         2,269,137          2,484,785
                                                                            ------------------ -----------------  -----------------
Cash and cash equivalents at end of year                                            $ 508,584       $ 2,263,479        $ 2,269,137
                                                                            ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2003, 2002 AND 2001


                                                                                  2003               2002               2001
                                                                                  ----               ----               ----

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                                            $ 5,251,010       $ 6,129,560        $ 9,249,465
                                                                            ================== =================  =================

Schedule of non-cash transactions:

Change in fair value of interest rate swaps contracts                             $ 2,173,747        $ (680,720)      $ (3,879,426)
                                                                            ================== =================  =================






                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California on July 31, 1998 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Company may continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Services LLC (AFS), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. Each Member's personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received. On that date, the Company commenced operations in its primary business (leasing activities).

The Company's business consists of leasing various types of equipment. As of December 31, 2003, the original terms of the leases ranged from one to ten years.

Pursuant to the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (see Note 6). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Company's principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company's invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).


2. Summary of significant accounting policies:

Cash and cash equivalents:

Cash and cash equivalents includes cash in banks and cash equivalent investments with original maturities of ninety days or less.

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.

Equipment on operating leases:

Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment's estimated residual values at the end of the leases. Revenues from operating leases are recognized evenly over the lives of the related leases.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.

Direct financing leases are placed in a non-accrual status based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review of AFS. Direct financing leases are charged off on specific identification by AFS.

Initial direct costs:

The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized over a five year period using a straight line method.

Income taxes:

The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements (unaudited) as of December 31:

                                                 2003               2002
                                                 ----               ----
  Financial statement basis of net assets       $ 47,897,118      $ 66,526,763
  Tax basis of net assets                          2,409,944        26,812,934
                                           ------------------ -----------------
  Difference                                    $ 45,487,174      $ 39,713,829
                                           ================== =================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for bad debts, impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

The following reconciles the net (loss) income reported in these financial statements to the loss reported on the Company's federal tax return (unaudited) for each of the years ended December 31:

                                                     2003               2002               2001
                                                     ----               ----               ----
  Net income (loss) per financial statements        $ (7,521,261)     $ (2,805,544)         $ 132,672
  Adjustment to depreciation expense                  (4,676,068)      (14,111,240)       (19,612,115)
  Provisions for doubtful accounts and losses          5,499,271         3,087,500             82,615
  Adjustments to lease revenues                       (1,150,757)        1,616,517          3,898,290
                                               ------------------ -----------------  -----------------
  Net loss per federal tax return                   $ (7,848,815)    $ (12,212,767)     $ (15,498,538)
                                               ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

Asset valuation:

Recorded values of the Company's asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2003, 2002 and 2001.

Derivative financial instruments:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No 149, issued in June 2003.

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

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Derivative financial instruments (continued):

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

Basis of presentation:

The accompanying financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


2. Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

(ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's financial statements. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

In April 2002, the FASB issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement No. 145). Among other things, Statement No. 145 rescinds Statement No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The adoption of Statement No. 145, effective January 1, 2003, did not have any effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.


3. Investments in equipment and leases:

The Company's investments in equipment and leases consist of the following:

                                                                              Depreciation /
                                                                               Amortization
                                                                                Expense or
                                                                              Amortization of      Reclassi-
                                          December 31,        Impairment      Direct Financing    fications or     December 31,
                                                2002            Losses            Leases          Dispositions           2003
                                                ----            ------            ------          ------------           ----
Net investment in operating leases           $ 119,404,269     $ (4,140,362)     $ (20,337,442)     $ (7,814,125)      $ 87,112,340
Net investment in direct financing leases       11,233,604                -         (1,793,351)        2,057,548         11,497,801
Assets held for sale or lease, net of
   accumulated depreciation of
   $16,874,083  in 2003 and $13,981,447
   in 2002                                      17,788,535       (1,538,909)                 -        (7,612,944)         8,636,682
Initial direct costs, net of accumulated
   amortization of $249,737 in 2003 and
   $1,075,687 in 2002                              674,355                -           (356,920)                -            317,435
                                          ----------------- ---------------- ------------------ -----------------  -----------------
                                             $ 149,100,763     $ (5,679,271)     $ (22,487,713)    $ (13,369,521)     $ 107,564,258
                                          ================= ================ ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases (continued):

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of a fleet of diesel electric locomotives, rail car auto racks, manufacturing equipment and an aircraft had, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Charges to operations were recorded for the declines in value of those assets in the amounts of $5,679,271 and $2,612,500 for the years ended December 31, 2003 and 2002, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31:

                              2003              2002               2001
                              ----              ----               ----
   Depreciation expense      $20,337,442       $ 22,784,103      $ 30,867,668
   Impairment losses           5,679,271          2,612,500                 -
                         ---------------- ------------------ -----------------
                             $26,016,713       $ 25,396,603      $ 30,867,668
                         ================ ================== =================

Due to continued declines in markets for certain types of assets, during 2002 and 2003, management determined that the values of certain assets were impaired. The Company recorded impairment losses as follows for each of the years ended December 31:

                                          2003              2002
                                          ----              ----
   Aircraft                              $ 4,401,397        $ 2,212,500
   Locomotives                               760,000            400,000
   Rail car auto racks                       268,373                  -
   Manufacturing equipment                   249,501                  -
                                     ---------------- ------------------
                                         $ 5,679,271        $ 2,612,500
                                     ================ ==================

All of the property on leases was acquired in 2002, 2001, 2000 and 1999.

Operating leases:

Property on operating leases consists of the following:

                                                                                            Reclassi-
                                     December 31,      Impairment       Depreciation       fications or       December 31,
                                         2002            Losses            Expense         Dispositions           2003
                                         ----            ------            -------         ------------           ----
Manufacturing                       $    49,700,635              $ -                $ -      $ (8,621,156)   $    41,079,479
Aircraft                                 32,810,139                -                  -       (17,362,102)        15,448,037
Transportation, rail                     21,054,669                -                  -        13,240,733         34,295,402
Transportation, other                    23,438,156                -                  -          (135,378)        23,302,778
Containers                               21,207,500                -                  -           (42,500)        21,165,000
Natural gas compressors                  14,051,601                -                  -          (374,152)        13,677,449
Materials handling                        7,380,720                -                  -           (67,482)         7,313,238
Other                                    14,118,402                -                  -        (3,126,421)        10,991,981
                                   ----------------- ---------------- ------------------ -----------------  -----------------
                                        183,761,822                -                  -       (16,488,458)       167,273,364
Less accumulated depreciation           (64,357,553)      (4,140,362)       (20,337,442)        8,674,333        (80,161,024)
                                   ----------------- ---------------- ------------------ -----------------  -----------------
                                    $   119,404,269   $   (4,140,362)  $    (20,337,442)   $   (7,814,125)  $     87,112,340
                                   ================= ================ ================== =================  =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


3. Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2003 and 2002, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of December 31, 2003 and 2002:


                                                                  2003               2002
                                                                  ----               ----
Total minimum lease payments receivable                      $     10,461,599    $    8,634,652
Estimated residual values of leased equipment (unguaranteed)        4,496,939         4,510,520
                                                            ------------------ -----------------
Investment in direct financing leases                              14,958,538        13,145,172
Less unearned income                                               (3,460,737)       (1,911,568)
                                                            ------------------ -----------------
Net investment in direct financing leases                    $     11,497,801    $   11,233,604
                                                            ================== =================

At December 31, 2003, the aggregate amounts of future minimum lease payments are as follows:

                                        Direct
     Year ending     Operating         Financing
    December 31,      Leases            Leases             Total
    ------------      ------            ------             -----
            2004   $  12,766,608    $      2,620,844   $     15,387,452
            2005        9,844,593          2,577,630        12,422,223
            2006        5,392,208          2,321,635         7,713,843
            2007        3,436,648            894,719         4,331,367
            2008          942,588            663,561         1,606,149
      Thereafter          641,520          1,383,210         2,024,730
                  ---------------- ------------------ -----------------
                   $  33,024,165    $    10,461,599    $     43,485,764
                  ================ ================== =================


4.  Non-recourse debt:

At December 31, 2003, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 4.96% to 7.98%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2003, the carrying value of the pledged assets is $12,771,509. The notes mature from 2004 through 2007.

Future minimum payments of non-recourse debt are as follows:

  Year ending
 December 31,       Principal         Interest            Total
          2004        $ 4,663,440        $ 142,640        $ 4,806,080
          2005            617,125           88,955            706,080
          2006            648,113           57,967            706,080
          2007            680,657           25,423            706,080
                 ----------------- ---------------- ------------------
                      $ 6,609,335        $ 314,985        $ 6,924,320
                 ================= ================ ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5. Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.5154% at December 31, 2003), based on an index of A1 commercial paper. The Program expired as to new borrowings in April 2002.

The Program requires AFS on behalf of the Company to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of December 31, 2003, the Company receives or pays interest on a notional principal of $40,311,324, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

Borrowings under the Program are as follows:

                                                        Notional             Swap           Payment Rate
                     Original          Balance           Balance            Value           on Interest
                      Amount        December 31,      December 31,       December 31,           Swap
  Date Borrowed      Borrowed           2003              2003               2003            Agreement
  -------------      --------           ----              ----               ----            ---------
  11/11/1999         $ 20,000,000      $ 3,604,000        $ 3,499,006        $ (193,076)       6.84%
  12/21/1999           20,000,000       12,806,000         12,845,059        (1,493,722)       7.41%
  12/24/1999           25,000,000        3,302,000          3,235,809          (175,200)       7.44%
   4/17/2000            6,500,000        2,801,000          2,770,624          (193,519)       7.45%
   4/28/2000            1,900,000          369,000            366,443           (26,481)       7.72%
   8/3/2000            19,000,000        9,028,000          9,005,393          (754,010)       7.50%
  10/31/2000            7,500,000        3,276,000          3,259,596          (236,016)       7.13%
   1/29/2001            8,000,000                -          2,568,210           (64,451)*      5.91%
   6/1/2001             2,000,000           78,000             50,600              (306)       5.04%
   9/1/2001             9,000,000        2,696,000          2,710,584           (70,814)       4.35%
   1/31/2002            3,900,000        1,986,000                  -                 -          **
                 ----------------- ---------------- ------------------ -----------------
                    $ 122,800,000      $39,946,000       $ 40,311,324      $ (3,207,595)
                 ================= ================ ================== =================

* This interest rate swap contract is deemed to be ineffective and has been charged to operations.

** Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


5. Other long-term debt (continued):

The long-term debt borrowings mature from 2003 through 2009. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                            Debt             Debt                                                  Rates on
      Year ending        Principal         Principal                                            Interest Swap
      December 31,        Swapped         Not Swapped        Interest            Total           Agreements*
      ------------        -------         -----------        --------            -----           -----------
               2004       $ 12,253,000        $ 798,000        $ 2,362,294      $ 15,413,294      6.975%-7.008%
               2005          9,586,000          816,000          1,576,595        11,162,595      7.034%-7.144%
               2006          6,830,000          120,000            964,030         7,794,030      7.180%-7.206%
               2007          4,529,000          172,000            519,280         5,048,280      6.964%-7.055%
               2008          3,013,000           12,000            249,081         3,262,081      6.667%-6.972%
               2009          1,749,000           68,000             45,481         1,794,481      5.766%-6.383%
                      ----------------- ---------------- ------------------ -----------------
                          $ 37,960,000      $ 1,986,000        $ 5,716,761      $ 44,474,761
                      ================= ================ ================== =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.5154% at December 31, 2003).

In 2003 and 2002, the net effect of the interest rate swaps was to increase interest expense by $2,780,673 and $1,818,380, respectively.


6.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

Substantially all employees of AFS record time incurred in performing administrative services on behalf of all of the Companies serviced by AFS. AFS believes that the costs reimbursed are the lower of actual costs incurred on behalf of the Company or the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                  2003               2002               2001
                                                  ----               ----               ----
Asset management fees to Managing Member          $ 1,517,259       $ 1,481,576        $ 1,849,335
Costs reimbursements to Managing Member               820,571           832,539            924,375
Initial direct costs paid to Managing Member                -            37,440            147,721
                                            ------------------ -----------------  -----------------
                                                  $ 2,337,830       $ 2,351,555        $ 2,921,431
                                            ================== =================  =================

In 2003 it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction. The Company does not believe that this amount is material to the periods in which it should have been recorded, nor that it is material to the Company's operating results for the year ending December 31, 2003. The effect of the additional interest expense recorded in 2003 was to increase the loss in 2003 by $0.05 per Unit.

The Limited Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2003, AFS had incurred approximately $1,175,000 of costs that are expected to be reimbursed to AFS by the Partnership in 2004 and 2005.


7.  Members' capital:

As of December 31, 2003, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Company's Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined so as to bring AFS's ending capital account balance to zero at the end of each year.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


8. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2003, 2002 and 2001 there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                     2003              2002               2001
                                     ----              ----               ----
 Transportation, rail                 20%               14%               18%
 Manufacturing, other                 18%               17%               15%
 Transportation, other                13%               12%               12%
 Transportation, containers           11%               11%                *
 Transportation, air                   *                17%               17%
 Manufacturing, electronics            *                10%                *

 * Less than 10%

During 2003, two customers comprised 13% and 10% of the Company's revenues. During 2002, one customer comprised 10% of the Company's revenues from leases. During 2001, one customer comprised 16% of the Company's revenues from leases.


9.  Line of credit:

The Company participates with AFS and certain of its affiliates in a $58,627,656 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. The line of credit expires on June 28, 2004. As of December 31, 2003, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition facility  $     9,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                13,500,000
                                                               -----------------
Total borrowings under the acquisition facility                      23,000,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                         -
                                                               -----------------
Total outstanding balance                                       $   23,000,000
                                                               =================

Total available under the line of credit                        $   58,627,656
Total outstanding balance                                          (23,000,000)
                                                               -----------------
Remaining availability                                          $   35,627,656
                                                               =================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and AFS.

The Company borrowed $19,500,000, $12,400,000 and $23,556,335 under the line of credit during 2003, 2002 and 2001, respectively. Repayments on the line of credit were $20,600,000, $4,300,000 and $21,056,335 during 2003, 2002 and 2001, respectively. At December 31, 2003, $9,500,000 remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate. The effective interest rates on borrowings at December 31, 2003 ranged from 3.03% to 4.00%.

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


9. Line of credit (continued):

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2003.


10. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2003 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company's non-recourse debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's non-recourse debt at December 31, 2003 is $6,506,804.

Other long-term debt:

The carrying value of the Company's other long-term debt approximates its fair value at December 31, 2003 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Line of credit:

The carrying amounts of the Company's variable interest rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2003.


11.  Comprehensive loss:

For the years ended December 31, 2003, 2002 and in 2001, other comprehensive income (loss) consisted of the following:

                                                                                2003               2002               2001
                                                                                ----               ----               ----
Net (loss) income                                                              $ (7,521,261)     $ (2,805,544)         $ 132,672
Other comprehensive income (loss):
      Cumulative effect of change in accounting principle at January 1, 2001              -                 -           (821,196)
      Change in value of interest rate swap contracts during the year             2,173,747          (680,720)        (3,879,426)
                                                                            ---------------- -----------------  -----------------
Comprehensive loss                                                             $ (5,347,514)     $ (3,486,264)      $ (4,567,950)
                                                                            ================ =================  =================

There were no other sources of comprehensive net loss.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


12. Selected quarterly data (unaudited):

                                                          March 31,         June 30,        September 30,       December 31,
Quarter ended                                               2002              2002               2002               2002
                                                            ----              ----               ----               ----

Total revenues                                             $ 9,071,677        $ 8,160,128       $ 7,684,683        $ 8,013,487
Net income (loss)                                            $ (79,008)        $ (365,999)       $ (523,737)      $ (1,836,800)
Net income (loss) per Limited Liability Company unit           $ (0.02)           $ (0.08)          $ (0.06)           $ (0.12)

                                                          March 31,         June 30,        September 30,       December 31,
Quarter ended                                               2003              2003               2003               2003
                                                            ----              ----               ----               ----

Total revenues                                             $ 7,725,324        $ 7,610,699       $ 6,737,293        $ 6,475,955
Net income (loss)                                         $ (3,379,701)         $ 345,679      $ (3,372,590)      $ (1,114,649)
Net income (loss) per Limited Liability Company unit           $ (0.27)            $ 0.01           $ (0.27)           $ (0.10)


13.  Commitments:

At December 31, 2003, the Partnership had no commitments to purchase lease assets.


14. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                                         Allowance for
                                                           doubtful
                                        Impairments        accounts
    Balance December 31, 2000               $       -         $        -
    Provision                                       -             82,615
    Charge offs                                     -            (41,250)
                                      ---------------- ------------------
    Balance December 31, 2001                       -             41,365
    Provision                               2,612,500            475,000
    Charge offs                            (2,612,500)                 -
                                      ---------------- ------------------
    Balance December 31, 2002                       -            516,365
    Provision (recoveries)                  5,679,271           (180,000)
    Charge offs                            (5,679,271)          (111,250)
                                      ---------------- ------------------
    Balance December 31, 2003                     $ -          $ 225,115
                                      ================ ==================

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Due to the increased scrutiny and reporting requirements of Sarbanes-Oxley, it came to the attention of the chief executive officer and the chief financial officer of the Company in connection with the audit of the Company for the year ended December 31, 2003, that enhanced internal controls were needed to facilitate a more effective closing of the Company's financial statements, and that this would require additional skilled personnel. To address this issue the Company has taken steps to upgrade the accounting staff and will take additional steps in 2004 to add personnel to its accounting department to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process will be adequate in all respects. It should be noted that the control issues affecting the closing process and disclosure did not materially affect the accuracy and completeness of the Company's financial reporting and disclosure reflected in this report, and the audited financial statements included herein contain no qualification or limitation on the scope of the auditor's opinion.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


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

Each of ATEL Leasing Corporation ("ALC"), ATEL Equipment Corporation ("AEC"), ATEL Investor Services ("AIS") and ATEL Financial Services LLC ("AFS") is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation ("ASC") is a wholly-owned subsidiary of AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash               Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi         Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter        Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais            Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 53, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 50, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 55, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 45, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is included as Exhibit 14.1 to this report.


Item 11.  EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2003, 2002 and 2000 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9.5% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2000, $12,891,631 of such commissions had been paid to AFS or its affiliates. Of that amount, $11,050,485 was re-allowed to other broker/dealers. There are no further amounts to be paid.

Asset Management Fee

The Company will pay AFS an Asset Management Fee in an amount equal to 4.5% of Operating Revenues, which will include Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee will be paid on a monthly basis. The amount of the Asset Management Fee payable in any year will be reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee will be paid for services rendered by AFS and its Affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

AFS will supervise performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its Affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee will be subject to the Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Company's term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS's Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the alternative fee schedule.

To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to AFS in a subsequent period, but only if and to the extent that such deferred compensation would be payable within the Asset Management Fee Limit for the subsequent period. Any deferred fees which cannot be paid under the applicable limitations in any subsequent period through the date of liquidation would be forfeited by AFS upon liquidation.

Alternative Fee Schedule:

For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re- Leasing Fee, and Carried Interest as follows:

An Equipment Management Fee will be calculated to equal the lesser of (i) 3.5% of annual Gross Revenues from Operating Leases and 2% of annual Gross Revenues from Full Payout Leases which contain Net Lease Provisions), or (ii) the fees customarily charged by others rendering similar services as an ongoing public activity in the same geographic location and for similar types of equipment. If services with respect to certain Operating Leases are performed by nonaffiliated persons under the active supervision of AFS or its Affiliate, then the amount so calculated shall be 1% of Gross Revenues from such Operating Leases.

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

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.

See Note 6 to the financial statements included in Part I, Item 8 for amounts paid.

Managing Member's Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2003, 2002 and 2001. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2003, 2002 and 2001.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2003, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholders of AFS are beneficial owners of Limited Liability Company Units as follows:

 (1)                              (2)                     (3)                         (4)
                                   Name and Address of    Amount and Nature of        Percent
Title of Class                      Beneficial Owner      Beneficial Ownership        of Class

Limited Liability Company Units    A. J. Batt                       Initial Limited Liability        0.0002%
                                   600 California Street, 6th Floor Company Units
                                   San Francisco, CA 94108          25 Units ($250)
                                                                    (owned by wife)

Limited Liability Company Units    Dean Cash                        Initial Limited Liability        0.0002%
                                   600 California Street, 6th Floor Company Units
                                   San Francisco, CA 94108          25 Units ($250)
                                                                   (owned by wife)

Changes in Control

The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.

AFS may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Limited Partners holding 10% or more of the total outstanding Limited Liability Company Units.


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


Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                              2003              2002
                                              ----              ----
       Audit fees                         $       70,025   $         63,351
       Audit related fees                              -                  -
       Tax fees                                   33,700             35,786
       Other                                           -                  -
                                         ---------------- ------------------
                                               $ 103,725           $ 99,137
                                         ================ ==================

ATEL Leasing Corporation is AFS of ATEL Financial Services, LLC. ATEL Financial Services LLC is AFS of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting as a member of the board of directors of that company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

   (a)Financial Statements and Schedules
   1.     Financial Statements
          Included in Part II of this report:

          Report of Independent Auditors

          Balance Sheets at December 31, 2003 and 2002

          Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Statements of Changes in Members' Capital for the years ended December 31, 2003, 2002 and 2001

          Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements

   2.     Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (b)    Reports on Form 8-K for the fourth quarter of 2003 None

   (c)Exhibits

          (3) and (4) Agreement of Limited Liability Company, included as Exhibit B to Prospectus, is incorporated herein by reference to the report on Form 10K for the period ended December 31, 1998 (File Number 333-62477) (Exhibit 28.1)

          (14.1) Code of Ethics

          (31.1) Certification of Paritosh K. Choksi

          (31.2) Certification of Dean L. Cash

          (32.1)  Certification  Pursuant to 18 U.S.C.  section  1350 of Dean L.
          Cash

          (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     3/26/2004

                      ATEL Capital Equipment Fund VIII, LLC
                        (Registrant)


  By: ATEL Financial Services LLC,
      Managing Member of Registrant



                By:    /s/ Dean Cash
                      -------------------------
                      Dean Cash,
                      President and Chief Executive Officer of
                        ATEL Financial Services LLC (Managing Member)





                By:   /s/ Paritosh K. Choksi
                      --------------------------
                      Paritosh K. Choksi
                      Executive Vice President of ATEL Financial Services
                        LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                            CAPACITIES                 DATE



              /s/ Dean Cash                President, Chairman and     3/26/2004
-----------------------------------------   Chief Executive Officer
               Dean Cash                    of ATEL Financial
                                            Services LLC



         /s/ Paritosh K. Choksi            Executive Vice President    3/26/2004
-----------------------------------------  and director of ATEL
           Paritosh K. Choksi              Financial Services LLC,
                                           Principal financial officer
                                           of registrant; principal
                                           financial officer and
                                           director of ATEL Financial
                                           Services LLC



        /s/ Donald E. Carpenter            Principal accounting        3/26/2004
-----------------------------------------  officer of registrant;
          Donald E. Carpenter              principal accounting officer
                                           of ATEL Financial Services LLC





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

EXHIBIT 14.1


                               ATEL CAPITAL GROUP

  CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF
                               ACCOUNTING OFFICER

A. SCOPE.

This ATEL Capital Group Code of Ethics is applicable to the ATEL Capital Group's Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, or persons acting in such capacity (collectively the "Covered Officers"), each of whom acts in such capacity on behalf of its affiliate, ATEL Financial Services, LLC, which is the general partner or manager, as the case may be, of each of the public limited partnerships and limited liability companies sponsored by the Company. ATEL Capital Group is referred to herein as the "Company," ATEL Financial Services, LLC is referred to as "AFS" and the sponsored limited partnerships and limited liability companies are referred to herein as the "Funds" and each of them as a "Fund." The board of directors of ATEL Leasing Corporation ("ALC"), an affiliate of the Company that serves as the managing member of ATEL Financial Services, LLC, ("AFS") the manager or general partner of each of the Funds, is the first board of directors in management succession for each Fund.

Accordingly, under the Securities and Exchange Commission's interpretation of its disclosure rules, the ATEL Leasing Corporation board of directors functions as the de facto audit committee for each Fund with respect to all procedural and disclosure requirements applicable to audit committees under Securities and Exchange Commission rules. The Company's Board of Directors shall have oversight responsibility over the activities of ALC's Board of Directors for purposes of this Code of Ethics.

B. PURPOSE.

The Company is proud of the values with which it and its subsidiaries and affiliates conduct business. It has and will continue to uphold the highest levels of business ethics and personal integrity in all types of transactions and interactions. To this end, this Code of Ethics serves to (1) emphasize the Company's commitment to ethics and compliance with the law; (2) set forth basic standards of ethical and legal behavior; (3) provide reporting mechanisms for known or suspected ethical or legal violations; and (4) help prevent and detect wrongdoing. This Code of Ethics is intended to augment and supplement the standard of ethics and business conduct expected of all Company employees, and its limitation to Covered Officers is not intended to limit the obligation of all Company employees to adhere to the highest standards of business ethics and integrity in all transactions and interactions conducted while in the Company's employ.

Given the variety and complexity of ethical questions that may arise in the course of business of the Company and its subsidiaries, this Code of Ethics serves only as a rough guide. Confronted with ethically ambiguous situations, the Covered Officers should remember the Company's commitment to the highest ethical standards and seek independent advice, where necessary, to ensure that all actions they take on behalf of the Company and its subsidiaries honor this commitment.

C. ETHICS STANDARDS.

1. Honest and Ethical Conduct.

The Covered Officers shall behave honestly and ethically at all times and with all people. They shall act in good faith, with due care, and shall engage only in fair and open competition, by treating ethically competitors, suppliers, customers, and colleagues. They shall not misrepresent facts or engage in illegal, unethical, or anti-competitive practices for personal or professional gain.

2. Conflicts of Interest.

This fundamental standard of honest and ethical conduct extends to the handling of conflicts of interest. The Covered Officers shall avoid any actual, potential, or apparent conflicts of interest with the Company and its subsidiaries and affiliates, including the Funds, and any personal activities, investments, or associations that might give rise to such conflicts. They shall not compete with or use the Company, any of its subsidiaries or a Fund for personal gain, self-deal, or take advantage of corporate or Fund opportunities. They shall act on behalf of the Company, its subsidiaries and the Funds free from improper influence or the appearance of improper influence on their judgment or performance of duties. A Covered Officer shall disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Company's General Counsel or a member of the Company's Board of Directors. No action may be taken with respect to such transaction or party unless and until the Company's Board of Directors has approved such action.

Notwithstanding the foregoing, it is understood, as fully disclosed in the offering documents for each Fund, that AFS as manager or general partner of the Fund has certain inherent conflicts of interest. The provisions of each Fund's Operating Agreement or Limited Partnership Agreement have been drafted to address the obligations, restrictions and limitations on the power and authority of AFS to manage each Fund's affairs, including restrictions prohibiting or limiting the terms of any transactions in which conflicts of interest may arise. Furthermore, AFS has a fiduciary duty to each Fund as its manager or general partner. It is therefore expressly understood by the Company and the Covered Officers that any and all actions by AFS and its personnel that comply with the provisions of a Fund's Operating Agreement or Limited Partnership Agreement, as the case may be, and are consistent with AFS's fiduciary duty to the Fund, will not be considered material transactions or relationships which require disclosure or reporting under this Code of Ethics.

3. Timely and Truthful Disclosure.

In reports and documents filed with or submitted to the Securities and Exchange Commission and other regulators by the Company, its subsidiaries or affiliates or a Fund, and in other public communications made by the Company, its subsidiaries or affiliates or a Fund, the Covered Officers shall make disclosures that are full, fair, accurate, timely, and understandable. The Covered Officers shall provide thorough and accurate financial and accounting data for inclusion in such disclosures. The Covered Officers shall not knowingly conceal or falsify information, misrepresent material facts, or omit material facts necessary to avoid misleading the Company's, any of its subsidiaries' or affiliates' or a Fund's independent public auditors or investors.

4. Legal Compliance.

In conducting the business of the Company, its subsidiaries and affiliates and the Funds, the Covered Officers shall comply with applicable governmental laws, rules, and regulations at all levels of government in the United States and in any non-U.S. jurisdiction in which the Company, any of its affiliates or subsidiaries or a Fund does business, as well as applicable rules and regulations of self-regulatory organizations of which the Company, any of its affiliates or subsidiaries or a Fund is a member. If the Covered Officer is unsure whether a particular action would violate an applicable law, rule, or regulation, he or she should seek the advice of inside counsel (if available), and, where necessary, outside counsel before undertaking it.

D. VIOLATIONS OF ETHICAL STANDARDS.

1. Reporting Known or Suspected Violations.

The Covered Officers will promptly bring to the attention of the Company's General Counsel or the Board of Directors any information concerning a material violation of any of the laws, rules or regulations applicable to the Company and the operation of its businesses, by the Company or any agent thereof, or of violation of this Code of Ethics. The Company's General Counsel will investigate reports of violations and the findings communicated to the Company's Board of Directors.

2. Accountability for Violations.

If the Company's Board of Directors determines that this Code of Ethics has been violated, either directly, by failure to report a violation, or by withholding information related to a violation, it may discipline the offending Covered Officer for non-compliance with penalties up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in criminal penalties and civil liabilities for the offending Covered Officer and the Company, its subsidiaries, affiliates or a Fund.

Exhibit 31.1
                                 CERTIFICATIONS


I, Paritosh K. Choksi, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VIII, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:        3/26/2004

/s/ Paritosh K. Choksi
-------------------------
Paritosh K. Choksi
Principal financial officer of registrant, Executive
Vice President of Managing Member

Exhibit 31.2
                                 CERTIFICATIONS


I, Dean L. Cash, certify that:

1. I have reviewed this annual report on Form 10-K of ATEL Cash Distribution Fund VIII, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:        3/26/2004

 /s/ Dean Cash
-----------------
Dean L. Cash
President and Chief Executive
Officer of Managing Member

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VIII, LLC, (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Dean L. Cash, Chief Executive Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:        3/26/2004



 /s/ Dean Cash
------------------

Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report on Form 10K of ATEL Cash Distribution Fund VIII, LP, (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, I, Paritosh K. Choksi, Chief Financial Officer of ATEL Financial Services, LLC, managing member of the Company, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 ; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:        3/26/2004



/s/ Paritosh K. Choksi
---------------------------
Paritosh K. Choksi
Executive Vice President of General
Partner, Principal financial officer of registrant