Form 10-Q
period 2004-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2004-05-14
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X|    Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of
                1934. For the quarterly period ended March
                31, 2004

         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from _______ to _______

                        Commission File Number 000-33103

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

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

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

The number of Limited Liability Company Units outstanding as of March 31, 2004 was 13,570,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                    ATEL CAPITAL EQUIPMENT FUND VIII, LLC


  Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

          Balance Sheets, March 31, 2004 and December 31, 2003.

          Statements of Operations for the three month periods ended March 31, 2004 and 2003.

          Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the three month period ended March 31, 2004.

          Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

          Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                     ASSETS


                                                                   March 31,          December 31,
                                                                     2004                 2003
                                                                     ----                 ----
                                                                  (Unaudited)

Cash and cash equivalents                                              $ 544,135             $ 508,584
Accounts receivable, net of allowance for doubtful accounts of
   $236,115 in 2004 and $225,115 in 2003                               1,817,041             2,124,902
Other assets                                                              17,500                25,000
Investments in equipment and leases                                  101,512,893           107,564,258
                                                               ------------------  --------------------
Total assets                                                        $103,891,569         $ 110,222,744
                                                               ==================  ====================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                                       $36,819,000          $ 39,946,000
Line of credit                                                        12,000,000             9,500,000
Non-recourse debt                                                      6,336,442             6,609,335

Accounts payable:
   Managing Member                                                       330,423               889,555
   Other                                                                 247,592               820,799

Accrued interest payable                                                 127,730               115,844

Unearned operating lease income                                          703,941             1,236,498

Interest rate swap contracts                                           3,061,496             3,207,595
                                                               ------------------  --------------------
Total liabilities                                                     59,626,624            62,325,626

Members' capital
   Accumulated other comprehensive loss                               (3,019,319)           (3,143,144)
   Members' capital                                                   47,284,264            51,040,262
                                                               ------------------  --------------------
                                                                      44,264,945            47,897,118
                                                               ------------------  --------------------
Total liabilities and members' capital                              $103,891,569         $ 110,222,744
                                                               ==================  ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


Revenues:                                            2004                 2003
                                                     ----                 ----
Leasing activities:
   Operating leases                                  $ 5,944,402           $ 7,378,891
   Direct financing leases                               340,794               172,311
   Gain on sales of assets                               449,642               154,414
Interest                                                     926                 2,012
Other                                                     14,669                17,696
                                               ------------------  --------------------
                                                       6,750,433             7,725,324
Expenses:
Depreciation of operating lease assets                 4,816,678             5,336,930
Interest expense                                         878,434             2,022,644
Cost reimbursements to Managing Member                   699,215               656,763
Asset management fees to Managing Member                 271,849               300,571
Railcar maintenance                                      130,447               672,087
Professional fees                                         81,443               181,096
Amortization of initial direct costs                      72,015                94,037
Outside services                                          51,956                50,836
Insurance                                                 42,320                     -
Provision for (recovery of) doubtful accounts             11,000              (200,000)
Impairment losses                                              -             1,910,861
Other                                                    114,019                79,200
                                               ------------------  --------------------
                                                       7,169,376            11,105,025
                                               ------------------  --------------------
Net loss                                              $ (418,943)         $ (3,379,701)
                                               ==================  ====================

Net income (loss):
   Managing member                                     $ 250,294             $ 250,287
   Other members                                        (669,237)           (3,629,988)
                                               ------------------  --------------------
                                                      $ (418,943)         $ (3,379,701)
                                               ==================  ====================

Net loss per Limited Liability Company Unit              $ (0.05)              $ (0.27)
Weighted average number of Units outstanding          13,570,188            13,570,188


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2004
                                   (Unaudited)


                                                                                               Accumulated
                                                                                                  Other
                                               Other Members                 Managing         Comprehensive
                                               -------------
                                          Units             Amount            Member          Income (Loss)            Total

Balance December 31, 2002                  13,570,188        $71,908,105               $ -       $ (5,381,342)         $ 66,526,763

Distributions to members                            -        (12,345,603)       (1,000,979)                 -           (13,346,582)
Reclassification adjustment for
   portion of swap liability charged to
   net loss                                         -                  -                 -             64,451                64,451
Unrealized decrease in value of
   interest rate swap contracts                     -                  -                 -          2,173,747             2,173,747
Net income (loss)                                   -         (8,522,240)        1,000,979                  -            (7,521,261)
                                    ------------------ ------------------ ----------------- ------------------  --------------------
Balance December 31, 2003                  13,570,188         51,040,262                 -         (3,143,144)           47,897,118

Distributions to members                            -         (3,086,761)         (250,294)                 -            (3,337,055)
Unrealized decrease in value of
   interest rate swap contracts                     -                  -                 -            123,825               123,825
Net income (loss)                                   -           (669,237)          250,294                  -              (418,943)
                                    ------------------ ------------------ ----------------- ------------------  --------------------
Balance March 31, 2004                     13,570,188        $47,284,264               $ -       $ (3,019,319)         $ 44,264,945
                                    ================== ================== ================= ==================  ====================





                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)


Operating activities:                                        2004                 2003
                                                             ----                 ----
Net loss                                                      $ (418,943)         $ (3,379,701)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Gain on sales of assets                                      (449,642)             (154,414)
   Depreciation of operating lease assets                      4,816,678             5,336,930
   Impairment losses                                                   -             1,910,861
   Amortization of initial direct costs                           72,015                94,037
   Provision for (recovery of) doubtful accounts                  11,000              (200,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                        296,861            (1,046,101)
      Due from Managing Member                                         -               171,119
      Other assets                                                 7,500                 7,500
      Accounts payable, Managing Member                         (559,132)              260,648
      Accounts payable, other                                   (573,207)              (25,420)
      Accrued interest expense                                    11,886                28,151
      Unearned lease income                                     (532,557)              246,393
      Interest rate swap contracts                               (22,274)                    -
                                                       ------------------  --------------------
Net cash provided by operating activities                      2,660,185             3,250,003
                                                       ------------------  --------------------

Investing activities:
Reduction of net investment in direct financing leases           126,655               278,040
Proceeds from sales of assets                                  1,485,659             2,021,157
                                                       ------------------  --------------------
Net cash provided by investing activities                      1,612,314             2,299,197
                                                       ------------------  --------------------

Financing activities:
Borrowings under line of credit                                3,500,000             3,900,000
Repayments of long-term debt                                  (3,127,000)           (5,421,000)
Distributions to Other Members                                (3,086,761)           (3,086,875)
Repayments of borrowings under line of credit                 (1,000,000)           (1,900,000)
Repayments of non-recourse debt                                 (272,893)                    -
Distributions to Managing Member                                (250,294)             (250,287)
                                                       ------------------  --------------------
Net cash used in financing activities                         (4,236,948)           (6,758,162)
                                                       ------------------  --------------------

Net increase (decrease) in cash and cash equivalents              35,551            (1,208,962)

Cash and cash equivalents at beginning of period                 508,584             2,263,479
                                                       ------------------  --------------------
Cash and cash equivalents at end of period                     $ 544,135           $ 1,054,517
                                                       ==================  ====================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $ 866,548           $ 1,994,493
                                                       ==================  ====================

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts          $ 123,825             $ 310,830
                                                       ==================  ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


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

ATEL Financial Services, LLC (AFS), an affiliated entity, acts as the Managing Member of the Company.

Certain prior period amounts have been reclassified to conform to current period presentation.

The Company is in its operating phase and is making distributions on a monthly and quarterly basis.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in equipment and leases:

The Company's investment in leases consists of the following:

                                                                        Depreciation /
                                                                         Amortization
                                                                          Expense or
                                                         Balance        Amortization of       Reclass-              Balance
                                                      December 31,     Direct Financing    ifications and          March 31,
                                                          2003              Leases          Dispositions             2004
                                                          ----              ------          ------------             ----

Net investment in operating leases                        $87,112,340       $ (4,816,678)      $ (6,107,462)         $ 76,188,200
Net investment in direct financing leases                  11,497,801           (126,655)                 -            11,371,146
Assets held for sale or lease, net of
   accumulated depreciation of $26,746,348 in
   2004 and $16,874,083 in 2003                             8,636,682                  -          5,071,445            13,708,127
Initial direct costs, net of accumulated
   amortization of $1,244,687 in 2004 and
   $1,345,313 in 2003                                         317,435            (72,015)                 -               245,420
                                                    ------------------ ------------------ ------------------  --------------------
                                                         $107,564,258       $ (5,015,348)      $ (1,036,017)        $ 101,512,893
                                                    ================== ================== ==================  ====================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the three month period ended March 31, 2003, management determined that the value of a fleet of covered hopper rail cars had declined in value to the extent that the carrying values had become impaired. This decline was the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded a provision for the decline in value of those assets in the amount of $1,910,861 for the three months ended March 31, 2003. There were no such impairment losses in 2004.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                           2004               2003
                                           ----               ----
Depreciation expense                       $ 4,816,678        $ 5,336,930
Impairment losses                                    -          1,910,861
                                     ------------------ ------------------
                                           $ 4,816,678        $ 7,247,791
                                     ================== ==================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in equipment and leases (continued):

Operating leases:

Property on operating leases consists of the following:

                                      Balance                              Reclass-              Balance
                                   December 31,       Depreciation      ifications and          March 31,
                                       2003              Expense         Dispositions             2004
                                       ----              -------         ------------             ----
Manufacturing                       $   41,079,479           $      -      $ (15,109,991)        $  25,969,488
Transportation, rail                    34,295,402                  -         (1,593,361)           32,702,041
Aircraft                                15,448,037                  -                  -            15,448,037
Transportation, other                   23,302,778                  -                  -            23,302,778
Containers                              21,165,000                  -                  -            21,165,000
Other                                   10,991,981                  -         (1,135,900)            9,856,081
Natural gas compressors                 13,677,449                  -           (136,146)           13,541,303
Materials handling                       7,313,238                  -           (786,212)            6,527,026
                                 ------------------ ------------------ ------------------  --------------------
                                       167,273,364                  -        (18,761,610)          148,511,754
Less accumulated depreciation          (80,161,024)        (4,816,678)        12,654,148           (72,323,554)
                                 ------------------ ------------------ ------------------  --------------------
                                    $   87,112,340      $  (4,816,678)      $ (6,107,462)         $ 76,188,200
                                 ================== ================== ==================  ====================

Direct financing leases:

As of March 31, 2004, investment in direct financing leases consists of an anhydrous ammonia storage facility, office automation equipment, point of sale equipment, over the road trailers and hotel laundry equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2004:

Total minimum lease payments receivable                            $15,334,189
Estimated residual values of leased equipment (unguaranteed)         1,290,842
                                                                ---------------
Investment in direct financing leases                               16,625,031
Less unearned income                                                (5,253,885)
                                                                ---------------
Net investment in direct financing leases                          $11,371,146
                                                                ===============

All of the property on leases was acquired in 1999, 2000, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


3. Investment in equipment and leases (continued):

At March 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                              Direct
                                          Operating          Financing
                                           Leases             Leases                Total
 Nine months ending December 31, 2004       $11,393,762        $ 2,085,407          $ 13,479,169
        Year ending December 31, 2005        11,533,863          2,509,643            14,043,506
                                 2006         5,401,808          2,253,648             7,655,456
                                 2007         3,436,648          1,686,719             5,123,367
                                 2008           942,587          1,455,562             2,398,149
                           Thereafter           641,520          5,343,210             5,984,730
                                      ------------------ ------------------  --------------------
                                            $33,350,188        $15,334,189          $ 48,684,377
                                      ================== ==================  ====================


4.  Non-recourse debt:

Notes payable to financial institutions are due in varying quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest on the notes is at rates ranging from 4.96% to 6.845%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2004 through 2007.

At March 31, 2004, future minimum payments of non-recourse debt are as follows:

                                         Principal          Interest               Total

Nine months ending December 31, 2004         $ 296,497          $ 147,543             $ 444,040
       Year ending December 31, 2005         4,715,234            180,430             4,895,664
                                2006           646,128             57,792               703,920
                                2007           678,583             25,337               703,920
                                     ------------------ ------------------  --------------------
                                           $ 6,336,442          $ 411,102           $ 6,747,544
                                     ================== ==================  ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


5. Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program), (which was subsequently increased to $125 million), with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.4764% at March 31, 2004). The Program expired as to new borrowings in March 2002.

The Program requires AFS, on behalf of the Company, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2004, the Company receives or pays interest on a notional principal of $35,908,041, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2009. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. In 2003, the remaining amount owing on an original borrowing of $8,000,000 was repaid in full, though the associated swap will not mature until January 2005.

Borrowings under the Program are as follows:

                                                         Notional             Swap             Payment Rate
                   Original            Balance            Balance             Value             on Interest
                    Amount            March 31,          March 31,          March 31,              Swap
Date Borrowed      Borrowed             2004               2004               2004               Agreement
-------------      --------             ----               ----               ----               ---------
 11/11/1999          $20,000,000        $ 3,096,000        $ 2,991,008         $ (164,706)         6.84%
 12/21/1999           20,000,000         12,288,000         12,326,702         (1,520,600)         7.41%
 12/24/1999           25,000,000          2,980,000          2,142,377           (151,371)         7.44%
  4/17/2000            6,500,000          2,515,000          2,484,496           (169,883)         7.45%
  4/28/2000            1,900,000            328,000            325,763            (23,153)         7.72%
  8/3/2000            19,000,000          8,203,000          8,180,103           (702,837)         7.50%
 10/31/2000            7,500,000          2,959,000          2,942,672           (216,503)         7.13%
  1/29/2001            8,000,000                  -          2,068,337            (42,177)*        5.91%
  6/1/2001             2,000,000             26,000                  -                  -          5.04%
  9/1/2001             9,000,000          2,478,000          2,446,583            (70,266)         4.35%
  1/31/2002            3,900,000          1,946,000                  -                  -           **
               ------------------ ------------------ ------------------ ------------------
                    $122,800,000        $36,819,000        $35,908,041       $ (3,061,496)
               ================== ================== ================== ==================


* This interest rate swap contract is deemed to be ineffective and the change in value for the three month period ended March 31, 2004 has been charged to operations.

** Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


5. Other long-term debt (continued):

Other long-term debt borrowings mature from 2003 through 2009. At March 31, 2004, future minimum payments of other long-term debt are as follows:

                                          Debt               Debt                                                     Rates on
                                        Principal          Principal                                                Interest Swap
                                         Swapped          Not Swapped         Interest             Total             Agreements*
                                         -------          -----------         --------             -----             -----------
Nine months ending December 31, 2004      $ 8,646,000          $ 758,000        $ 1,725,239        $11,129,239         6.985%-7.018%
       Year ending December 31, 2005        9,886,000            816,000          1,605,677         12,307,677         7.044%-7.154%
                                2006        7,130,000            120,000            970,792          8,220,792         7.186%-7.213%
                                2007        4,529,000            172,000            517,970          5,218,970         7.039%-7.103%
                                2008        3,013,000             12,000            247,771          3,272,771         6.832%-7.063%
                                2009        1,669,000             68,000             44,526          1,781,526         6.077%-6.600%
                                    ------------------ ------------------ ------------------ ------------------
                                          $34,873,000        $ 1,946,000        $ 5,111,975        $41,930,975
                                    ================== ================== ================== ==================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.4764% at March 31, 2004).


6.  Related party transactions:

The terms of the Limited Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon an estimate of actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Substantially all employees of AFS record time incurred in performing services on behalf of all of the companies serviced by AFS. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable services in the same geographic location and are reimbursable in accordance with the Limited Liability Company Operating Agreement.

During the three month periods ended March 31, 2004 and 2003, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                        2004                 2003
                                        ----                 ----
Costs reimbursed to AFS                   $ 699,215             $ 656,763
Asset management fees to AFS                271,849               300,571
                                  ------------------  --------------------
                                          $ 971,064             $ 957,334
                                  ==================  ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


6. Related party transactions (continued):

In 2003, it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction. The Company does not believe that this amount is material to the periods in which it should have been recorded, nor that it is material to the Company's operating results for the year ending December 31, 2003. The effect of the additional interest expense recorded in 2003 was to increase the loss in 2003 by $0.05 per Unit.


7.  Line of credit:

The Company participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                     $   12,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               14,500,000
                                                               ----------------
Total borrowings under the acquisition facility                     26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                        -
                                                               ----------------
Total outstanding balance                                       $   26,500,000
                                                               ================

Total available under the line of credit                        $   61,400,000
Total outstanding balance                                         (26,500,000)
                                                               ----------------
Remaining availability                                          $   34,900,000
                                                               ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2004. Interest rates on the balances outstanding at March 31, 2004 ranged from 2.99% to 4.00%.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)


8.  Comprehensive loss:

For the three month periods ended March 31, 2004 and 2003, comprehensive losses consisted of the following:

                                                        2004               2003
                                                        ----               ----
Net loss                                                 $ (418,943)      $ (3,379,701)
Other comprehensive income:
   Change in value of interest rate swap contracts          123,825            310,830
                                                  ------------------ ------------------
Comprehensive net loss                                   $ (295,118)      $ (3,068,871)
                                                  ================== ==================

There were no other sources of comprehensive net loss




9.  Members' Capital:

As  of  March  31,  2004,   13,570,188  Units  ($135,701,880)  were  issued  and
outstanding (including the 50 Units issued to the Initial Limited Members).

The Company's Net Income, Net Losses, and Distributions, as defined, are to be allocated 92.5% to the Other Members and 1% to AFS.

Distributions to the Other Members were as follows:

                                                        Three Months
                                                       Ended March 31,
                                                   2004               2003
                                                   ----               ----
Distributions                                   $ 3,086,761        $ 3,086,875
Weighted average number of Units outstanding     13,570,188         13,570,188
Weighted average distributions per Unit              $ 0.23             $ 0.23

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

Capital Resources and Liquidity

During the first quarters of 2004 and 2003, the Company's primary activity was engaging in equipment leasing and sales activities.

In the first quarter of 2004 and 2003, the Company's primary source of liquidity was operating lease rents. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

As another source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS' success in re-leasing or selling the equipment as it comes off lease.

The Company participates with AFS and certain of its affiliates in a $61,400,000 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of March 31, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                     $   12,000,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility               14,500,000
                                                               ----------------
Total borrowings under the acquisition facility                     26,500,000
Amounts borrowed by AFS and its sister corporation under the
   warehouse facility                                                        -
                                                               ----------------
Total outstanding balance                                       $   26,500,000
                                                               ================

Total available under the line of credit                        $   61,400,000
Total outstanding balance                                         (26,500,000)
                                                               ----------------
Remaining availability                                          $   34,900,000
                                                               ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2004. Interest rates on the balances outstanding at March 31, 2004 ranged from 2.99% to 4.00%.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Partners.

The Company currently has available adequate reserves to meet contingencies, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2004.

AFS expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost. In any event, the Limited Liability Company Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate. AFS does not anticipate any future non-recourse borrowings.

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

Cash Flows

During the first quarters of 2004 and 2003, the Company's primary source of liquidity was rents from operating leases.

In the first quarters of 2004 and 2003, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In both 2004 and 2003, proceeds from sales of assets was the primary source of cash from investing activities. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. There were no investing uses of cash in 2004 or in 2003.

In the first quarters of 2004 and 2003, the only sources of cash from financing activities were borrowings under the line of credit. Financing uses of cash included repayments of debt of $4,127,000 and $7,321,000 in the first quarters of 2004 and 2003, respectively. Distributions were made to Other Members in amounts of $3,086,761 and $3,086,875 and to AFS in the amounts of $250,294 and $250,287 in the first quarters of 2004 and 2003, respectively. Repayments of debt for the quarter ended March 31, 2004 decreased from the same period in the prior year as a result of the reduction in scheduled repayments.

Results of operations

Operations resulted in a net loss of $426,284 in the quarter ended March 31, 2004 compared to a net loss of $3,379,701 in the quarter ended March 31, 2003. In the first quarters of 2004 and 2003, the Company's primary source of revenues was from operating leases. Operating lease rents have decreased in 2004 compared to 2003 as a result of two factors: (1) a larger portion of the Company's assets were off lease in the first quarter of 2004 than in 2003; and (2) there have been sales of assets over the last twelve months. Depreciation is related to operating lease assets and thus, to operating lease revenues. Consequently, depreciation decreased to $4,816,678 from $5,336,930 during the first quarters of 2004 and 2003, respectively, as a result of operating lease asset sales over the last year.

During the first quarter of 2003, the Company entered into negotiations relating to the early termination of an aircraft lease and the sale of the asset to the lessee. The negotiations were concluded in early April 2003 and the asset was sold. As a result, an impairment loss related to the aircraft was recorded in the first quarter of 2003 in the amount of $1,910,861. There were no similar impairments recognized in the first quarter of 2004.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. The decrease in asset management fees to $271,849 from $300,571 during the first quarters of 2004 and 2003, respectively, is a direct result of the decreases in lease revenues.

Interest expense has decreased from $2,022,644 in the quarter ended March 31, 2003 to $885,775 in the quarter ended March 31, 2004. In 2003, it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction. There was no similar charge in 2004. Overall debt has decreased from $79,214,855 at December 31, 2002 to $55,155,442 at March 31, 2004. This
decrease in the debt balances has also resulted in decreased interest charges compared to the same period in 2003.

In the quarter ended March 31,2003, the Company incurred $672,087 of maintenance costs relating to railcars. These costs were incurred in order to be able to place the railcars on a new lease. Similar costs incurred during the quarter ended March 31, 2004 were $130,447. The costs did not increase the useful life of the assets or increase their value in the marketplace.

Recoveries of doubtful accounts decreased from $200,000 in the first quarter of 2003 to a provision of $11,000 in the first quarter of 2004. Recoveries of and provisions for doubtful accounts are not expected to be consistent from one period to another.

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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of March 31, 2004, there was $12,000,000 outstanding on the floating rate line of credit.

Also, the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of March 31, 2004, borrowings on the facility were $36,819,000 and the associated variable interest rate was 1.4764%. The average fixed interest rate achieved with the swap agreements was 6.985%.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of the date of this report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, except as noted below, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member of the Company had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. During the first quarter of 2004 and since the end of the quarter, the Managing Member hired a new controller, added additional accounting staff personnel, and has instituted or revised existing procedures in order to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take such steps as deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's accounting controls and procedures.

The Managing Member's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company's financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets. The following is a discussion of legal matters involving the Company, but which do not represent claims against the Company or its assets.

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

      2.  Other Exhibits

          31.1 Certification of Paritosh K. Choksi

          31.2 Certification of Dean L. Cash

          32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

          32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

(b) Report on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
May 11, 2004

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)



                                By: ATEL Financial Services LLC
                                    Managing Member of Registrant




  By: /s/ Dean L. Cash
      ------------------------------
      Dean L. Cash
      President and Chief Executive Officer
      of Managing Member




  By: /s/ Paritosh K. Choksi
      ------------------------------
      Paritosh K. Choksi
      Principal Financial Officer
      of Registrant




  By: /s/ Donald E. Carpenter
      ------------------------------
      Donald E. Carpenter
      Principal Accounting
      Officer of Registrant