Form 10-Q
period 2004-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2004-08-16
CIK 1069152

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the quarterly period ended June 30, 2004

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

The number of Limited Liability Company Units outstanding as of June 30, 2004 was 13,570,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC


 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Balance Sheets, June 30, 2004 and December 31, 2003.

Statements of Operations for the six and three month periods ended June 30, 2004 and 2003.

Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the six month period ended June 30, 2004.

Statements of Cash Flows for the six and three month periods ended June 30, 2004 and 2003.

         Notes to the Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                       JUNE 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS


                                                                                    June 30,           December 31,
                                                                                      2004                 2003
                                                                                      ----                 ----
                                                                                   (Unaudited)
Cash and cash equivalents                                                               $ 318,553            $ 508,584
Accounts receivable, net of allowance for doubtful accounts of $90,115 in 2004
   and $225,115 in 2003                                                                 1,544,599            2,124,902
Other assets                                                                               10,000               25,000
Investments in leases                                                                  89,939,464          107,564,258
                                                                                ------------------  -------------------
Total assets                                                                         $ 91,812,616        $ 110,222,744
                                                                                ==================  ===================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                                                       $ 33,416,000         $ 39,946,000
Line of credit                                                                          4,500,000            9,500,000
Non-recourse debt                                                                       6,336,442            6,609,335

Accounts payable:
   Managing member                                                                      1,091,118              889,555
   Other                                                                                  245,637              820,799

Accrued interest payable                                                                  139,441              115,844
Interest rate swap contracts                                                            2,018,441            3,207,595
Unearned operating lease income                                                           596,202            1,236,498
                                                                                ------------------  -------------------
Total liabilities                                                                      48,343,281           62,325,626

Other accumulated comprehensive loss                                                   (1,998,473)          (3,143,144)
Members' capital                                                                       45,467,808           51,040,262
                                                                                ------------------  -------------------
Total Members' capital                                                                 43,469,335           47,897,118
                                                                                ------------------  -------------------
Total liabilities and Members' capital                                               $ 91,812,616        $ 110,222,744
                                                                                ==================  ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                              Six Months                            Three Months
                                                            Ended June 30,                         Ended June 30,
                                                            --------------                         --------------
                                                        2004              2003               2004                 2003
                                                        ----              ----               ----                 ----
Revenues:
Leasing activities:
   Operating leases                                    $10,746,150        $14,277,413        $ 4,801,748          $ 6,898,522
   Direct financing leases                                 613,660            333,758            272,866              161,448
   Gain on sales of assets                               2,177,912            689,655          1,728,270              535,240
Interest                                                     1,773              3,652                847                1,640
Other                                                      435,029             31,545            420,360               13,849
                                                  ----------------- ------------------ ------------------  -------------------
                                                        13,974,524         15,336,023          7,224,091            7,610,699
Expenses:
Depreciation of operating lease assets                   9,018,309         10,401,597          4,201,631            5,064,666
Interest expense                                         1,651,396          3,154,480            772,962            1,131,836
Cost reimbursements to Managing Member                     719,342            753,733             20,127               96,970
Asset management fees to Managing Member                   579,469            775,954            307,620              475,384
Railcar maintenance                                        266,974            806,180            136,527              134,093
Professional fees                                          168,469            286,000             87,026              104,904
Amortization of initial direct costs                       137,257            188,073             65,242               94,037
(Recoveries of) provision for doubtful accounts           (135,000)          (250,000)          (146,000)             (50,000)
Franchise fees and state taxes                              94,061            124,239             69,061              124,239
Outside services                                            92,226             83,560             40,270               32,744
Insurance                                                   85,775                  -             43,455                    -
Impairment losses (recoveries)                                   -          1,890,861                  -              (20,000)
Aircraft maintenance                                             -             45,500                  -                5,500
Other                                                      194,485            109,865            105,466               70,647
                                                  ----------------- ------------------ ------------------  -------------------
                                                        12,872,763         18,370,042          5,703,387            7,265,020
                                                  ----------------- ------------------ ------------------  -------------------
Net income (loss)                                      $ 1,101,761       $ (3,034,019)       $ 1,520,704            $ 345,679
                                                  ================= ================== ==================  ===================

Net income (loss):
   Managing Member                                       $ 500,581          $ 500,404          $ 250,287            $ 250,117
   Other Members                                           601,180         (3,534,423)         1,270,417               95,562
                                                  ----------------- ------------------ ------------------  -------------------
                                                       $ 1,101,761       $ (3,034,019)       $ 1,520,704            $ 345,679
                                                  ================= ================== ==================  ===================
Net income (loss) per Limited Liability
   Company Unit                                             $ 0.04            $ (0.26)            $ 0.09               $ 0.01
Weighted average number of Units outstanding            13,570,188         13,570,188         13,570,188           13,570,188

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE SIX MONTH PERIOD ENDED
                                  JUNE 30, 2004
                                   (Unaudited)


                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                                 Other Members                 Managing            Income
                                                 -------------
                                            Units             Amount            Member             (Loss)              Total
Balance December 31, 2002                    13,570,188       $71,908,105                $ -        $(5,381,342)       $ 66,526,763

Distributions to members                              -       (12,345,603)        (1,000,979)                 -         (13,346,582)
Reclassification adjustment for
   portion of swap liability charged
   to net loss                                        -                 -                  -             64,451              64,451
Unrealized change in value of
   interest rate swap contracts                       -                 -                  -          2,173,747           2,173,747
Net income (loss)                                     -        (8,522,240)         1,000,979                  -          (7,521,261)
                                      ------------------ ------------------------------------ ------------------  ------------------
Balance December 31, 2003                    13,570,188        51,040,262                  -         (3,143,144)         47,897,118

Distributions to members                              -        (6,173,634)          (500,581)                 -          (6,674,215)
Unrealized change in value of
   interest rate swap contracts                       -                 -                  -          1,144,671           1,144,671
Net income                                            -           601,180            500,581                  -           1,101,761
                                      ------------------ ----------------- ------------------ ------------------  ------------------
Balance June 30, 2004                        13,570,188       $45,467,808                $ -        $(1,998,473)       $ 43,469,335
                                      ================== ================= ================== ==================  ==================














                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                               Six Months                            Three Months
                                                             Ended June 30,                         Ended June 30,
                                                             --------------                         --------------
                                                         2004              2003               2004                 2003
                                                         ----              ----               ----                 ----
Operating activities:
Net income (loss)                                       $ 1,101,761       $ (3,034,019)       $ 1,520,704            $ 345,679
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation of operating lease assets                 9,018,309         10,401,597          4,201,631            5,064,666
   Amortization of initial direct costs                     137,257            188,073             65,242               94,037
   Gain on sales of assets                               (2,177,912)          (689,655)        (1,728,270)            (535,240)
   Impairment losses (recoveries)                                 -          1,890,861                  -              (20,000)
   (Recovery of) provision for doubtful accounts           (135,000)          (250,000)          (146,000)             (50,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                   715,303            554,532            418,442            1,600,635
      Due from Managing Member                                    -            171,119                  -                    -
      Other assets                                           15,000             15,000              7,500                7,500
      Accounts payable, Managing Member                     201,563            111,073            760,695             (149,575)
      Accounts payable, other                              (575,162)           342,473             (1,955)             367,893
      Accrued interest expense                               23,597            (13,995)            11,711              (42,146)
      Unearned lease income                                (640,296)           (69,042)          (107,739)            (315,435)
      Interest rate swap contracts                          (44,483)                 -            (22,209)                   -
                                                   ----------------- ------------------ ------------------  -------------------
Net cash provided by operations                           7,639,937          9,618,017          4,979,752            6,368,014
                                                   ----------------- ------------------ ------------------  -------------------

Investing activities:
Proceeds from sales of assets                            10,319,679         12,256,835          8,834,020           10,235,678
Reduction of net investment in direct financing
   leases                                                   327,461            908,384            200,806              630,344
                                                   ----------------- ------------------ ------------------  -------------------
Net cash provided by investing activities                10,647,140         13,165,219          9,034,826           10,866,022
                                                   ----------------- ------------------ ------------------  -------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                        SIX AND THREE MONTH PERIODS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                               Six Months                            Three Months
                                                             Ended June 30,                         Ended June 30,
                                                             --------------                         --------------
                                                         2004              2003               2004                 2003
                                                         ----              ----               ----                 ----

Financing activities:
Repayments of line of credit                            (12,000,000)       (10,300,000)       (11,000,000)          (8,400,000)
Borrowings on line of credit                              7,000,000          8,200,000          3,500,000            4,300,000
Repayments of long-term debt                             (6,530,000)       (14,903,000)        (3,403,000)          (9,482,000)
Repayments of non-recourse debt                            (272,893)          (167,854)                 -             (167,854)
Distributions to other members                           (6,173,634)        (6,171,654)        (3,086,873)          (3,084,779)
Distributions to Managing Member                           (500,581)          (500,404)          (250,287)            (250,117)
                                                   ----------------- ------------------ ------------------  -------------------
Net cash used in financing activities                   (18,477,108)       (23,842,912)       (14,240,160)         (17,084,750)
                                                   ----------------- ------------------ ------------------  -------------------

Net (decrease) increase in cash and cash
   equivalents                                             (190,031)        (1,059,676)          (225,582)             149,286
Cash and cash equivalents at beginning of
   period                                                   508,584          2,263,479            544,135            1,054,517
                                                   ----------------- ------------------ ------------------  -------------------
Cash and cash equivalents at end of period                $ 318,553        $ 1,203,803          $ 318,553          $ 1,203,803
                                                   ================= ================== ==================  ===================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                $ 1,627,799        $ 3,168,475          $ 761,251          $ 1,173,982
                                                   ================= ================== ==================  ===================

Schedule of non-cash transactions:
Change in fair value of interest rate swap
   contracts                                            $ 1,144,671        $ 1,184,760        $ 1,020,846            $ 873,930
                                                   ================= ================== ==================  ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Interim financial statements:


The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

The Company is in its operating phase and is making distributions on a monthly or quarterly basis.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                 Depreciation /
                                                                  Amortization
                                                                   Expense or
                                                  Balance        Amortization of       Reclass-             Balance
                                                December 31,    Direct Financing    ifications and          June 30,
                                                    2003             Leases          Dispositions             2004
                                                    ----             ------          ------------             ----

Net investment in operating leases                 $87,112,340       $ (9,018,309)       $(7,741,871)        $ 70,352,160
Net investment in direct financing leases           11,497,801           (327,461)        (5,131,628)           6,038,712
Assets held for sale or lease, net of
   accumulated depreciation of $25,355,805 in
   2004 and $16,874,083 in 2003                      8,636,682                  -          4,731,732           13,368,414
Initial direct costs, net of accumulated
   amortization of $1,309,929 in 2004 and
   $1,345,313 in 2003                                  317,435           (137,257)                 -              180,178
                                              ----------------- ------------------ ------------------  -------------------
                                                  $107,564,258       $ (9,483,027)       $(8,141,767)        $ 89,939,464
                                              ================= ================== ==================  ===================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review during the three month period ended March 31, 2003, management determined that the value of a fleet of covered hopper rail cars had declined in value to the extent that the carrying values had become impaired. This decline was the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded a provision for the decline in value of those assets in the amount of $1,910,861 for the three months ended March 31, 2003. There were no such impairment losses in either the three or six month periods ended June 30, 2004.

In 2004 it came to the Company's attention that the Company had incorrectly calculated the amounts of depreciation expense associated with an operating lease from January 2001 through December 31, 2003. During the six months ended June 30, 2004, the Company recorded additional depreciation expense of $538,929 to correct the accounting for the transaction. The Company does not believe that this amount is material to the periods in which it should have been recorded, nor is it expected that this amount will be material to the Company's operating results for the year ending December 31, 2004. However, if this adjustment is ultimately deemed to be material to the Company's operating results for the year ending December 31, 2004, the Company will need to restate prior financial reporting periods, including the current period.

The impact on prior financial reporting periods would be a reduction of members' equity of $538,929 ($0.04 per Unit) for all previous periods currently presented. The net loss for the six month period ended June 30, 2003 would be increased by $89,822 ($0.01 per Unit) and net income for the three month period ended June 30, 2003 would be decreased by $44,911 ($0.003 per Unit). Net income for the three and six month periods ended June 30, 2004 would be increased by $538,929 ($0.04 per Unit).

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and six month periods ended June 30:

                                           Six Months                          Three Months
                                         Ended June 30,                       Ended June 30,
                                         --------------                       --------------
                                              2004              2003               2004                 2003
                                              ----              ----               ----                 ----
Depreciation of operating lease assets       $ 9,018,309        $10,401,597        $ 4,201,631          $ 5,064,666
Impairment losses (recoveries)                         -          1,890,861                  -              (20,000)
                                        ----------------- ------------------ ------------------  -------------------
                                             $ 9,018,309       $ 12,292,458        $ 4,201,631          $ 5,044,666
                                        ================= ================== ==================  ===================

Net investment in operating leases:

Property on operating leases consists of the following:

                                    Balance                              Reclass-             Balance
                                  December 31,      Depreciation      ifications and          June 30,
                                      2003             Expense         Dispositions             2004
                                      ----             -------         ------------             ----
Transportation, rail                $ 34,295,402           $      -       $ (2,796,816)       $  31,498,586
Manufacturing                         41,079,479                  -        (16,049,848)          25,029,631
Containers                            21,165,000                  -                  -           21,165,000
Transportation, other                 23,302,778                  -         (2,509,010)          20,793,768
Aircraft                              15,448,037                  -                  -           15,448,037
Natural gas compressors               13,677,449                  -           (136,146)          13,541,303
Materials handling                     7,313,238                  -         (2,147,764)           5,165,474
Other                                 10,991,981                  -         (2,022,382)           8,969,599
                                ----------------- ------------------ ------------------  -------------------
                                     167,273,364                  -        (25,661,966)         141,611,398
Less accumulated depreciation        (80,161,024)        (9,018,309)        17,920,095          (71,259,238)
                                ----------------- ------------------ ------------------  -------------------
                                  $   87,112,340      $  (9,018,309)      $ (7,741,871)        $ 70,352,160
                                ================= ================== ==================  ===================

Net investment in direct financing leases:

As of June 30, 2004, net investment in direct financing leases consists primarily of railcars and office automation equipment. The following lists the components of the Company's net investment in direct financing leases as of June 30, 2004:

Total minimum lease payments receivable                           $ 7,125,096
Estimated residual values of leased equipment (unguaranteed)        1,279,905
                                                              ----------------
Investment in direct financing leases                               8,405,001
Less unearned income                                               (2,366,289)
                                                              ----------------
Net investment in direct financing leases                         $ 6,038,712
                                                              ================

All of the property on leases was acquired in 1999, 2000, 2001 and 2002.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

At June 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                                            Direct
                                        Operating          Financing
                                         Leases             Leases               Total
Six months ending December 31, 2004       $ 7,649,564          $ 954,561          $ 8,604,125
      Year ending December 31, 2005        12,034,269          1,767,397           13,801,666
                               2006         5,657,987          1,461,648            7,119,635
                               2007         3,442,848            894,719            4,337,567
                               2008           938,628            663,561            1,602,189
                               2009           588,060            614,760            1,202,820
                         Thereafter            49,170            768,450              817,620
                                    ------------------ ------------------  -------------------
                                          $30,360,526        $ 7,125,096         $ 37,485,622
                                    ================== ==================  ===================


4.  Non-recourse debt:

At June 30, 2004, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is fixed at rates ranging from 4.96% to 6.85%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2004 through 2007.

Future minimum payments of non-recourse debt are as follows:


                                        Principal          Interest              Total
Six months ending December 31, 2004         $ 296,496          $ 116,738            $ 413,234
      Year ending December 31, 2005         4,715,234            180,430            4,895,664
                               2006           646,128             57,792              703,920
                               2007           678,584             25,337              703,921
                                    ------------------ ------------------  -------------------
                                          $ 6,336,442          $ 380,297          $ 6,716,739
                                    ================== ==================  ===================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


5. Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program), (which was subsequently increased to $125 million), with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (1.6223% at June 30, 2004). The Program expired as to new borrowings in March 2002.

The Program requires AFS, on behalf of the Company, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of June 30, 2004, the Company receives or pays interest on a notional principal of $32,459,958, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt with the last of the swaps maturing in 2009. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. In 2003, the remaining amount owing on an original borrowing of $8,000,000 was repaid in full, though the associated swap will not mature until January 2005.

Borrowings under the Program are as follows:

                                                         Notional             Swap             Payment Rate
                    Original           Balance            Balance             Value            on Interest
                     Amount            June 30,          June 30,           June 30,               Swap
Date Borrowed       Borrowed             2004              2004               2004              Agreement
-------------       --------             ----              ----               ----              ---------
  11/11/1999         $ 20,000,000       $ 2,705,000        $ 2,600,876         $ (103,068)        6.84%
  12/21/1999           20,000,000        11,761,000         11,799,339         (1,033,855)        7.41%
  12/24/1999           25,000,000         2,643,000          1,879,573            (98,843)        7.44%
  4/17/2000             6,500,000         2,224,000          2,193,367           (110,320)        7.45%
  4/28/2000             1,900,000           286,000            284,344            (15,141)        7.72%
   8/3/2000            19,000,000         7,363,000          7,340,287           (469,072)        7.50%
  10/31/2000            7,500,000         2,637,000          2,620,466           (140,402)        7.13%
  1/29/2001             8,000,000                 -          1,561,672            (19,969)*       5.91%
   6/1/2001             2,000,000                 -                  -                  -         5.04%
   9/1/2001             9,000,000         2,211,000          2,180,034            (27,771)        4.35%
  1/31/2002             3,900,000         1,586,000                  -                  -           **
                ------------------ ----------------- ------------------ ------------------
                     $122,800,000       $33,416,000        $32,459,958        $(2,018,441)
                ================== ================= ================== ==================


* This interest rate swap contract is deemed to be ineffective and the change in value for the six month period ended June 30, 2004 has been charged to operations.

** Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


5. Other long-term debt (continued):

Other long-term debt borrowings mature from 2004 through 2009. Future minimum principal payments of long-term debt are as follows:

                                          Debt               Debt                                                    Rates on
                                        Principal         Principal                                               Interest Swap
                                         Swapped         Not Swapped         Interest             Total            Agreements*
                                         -------         -----------         --------             -----            -----------
Six months ending December 31, 2004       $ 5,603,000         $ 398,000        $ 1,096,204        $ 7,097,204        7.009%-7.018%
      Year ending December 31, 2005         9,886,000           816,000          1,605,677         12,307,677        7.044%-7.152%
                               2006         7,130,000           120,000            970,792          8,220,792        7.186%-7.213%
                               2007         4,529,000           172,000            517,970          5,218,970        7.039%-7.103%
                               2008         3,013,000            12,000            247,771          3,272,771        6.832%-7.063%
                               2009         1,669,000            68,000             44,826          1,781,826        6.077%-6.600%
                                    ------------------ ----------------- ------------------ ------------------
                                         $ 31,830,000       $ 1,586,000        $ 4,483,240       $ 37,899,240
                                    ================== ================= ================== ==================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (1.6223% at June 30, 2004).


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

                                  JUNE 30, 2004
                                   (Unaudited)


6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement during the six and three month periods ended June 30, 2004 and 2003 as follows:


                                                          Six Months                            Three Months
                                                        Ended June 30,                         Ended June 30,
                                                        --------------                         --------------
                                                    2004              2003               2004                 2003
                                                    ----              ----               ----                 ----
Administrative costs reimbursed to Managing
   Member                                            $ 719,342          $ 753,733           $ 20,127             $ 96,970
Asset management fees to Managing Member               579,469            775,954            307,620              475,384
                                              ----------------- ------------------ ------------------  -------------------
                                                   $ 1,298,811        $ 1,529,687          $ 327,747            $ 572,354
                                              ================= ================== ==================  ===================

In 2003, it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction. The Company does not believe that this amount is material to the periods in which it should have been recorded, nor that it is material to the Company's operating results for the year ended December 31, 2003. The effect of the additional interest expense recorded in 2003 was to increase the loss in 2003 by $0.05 per Unit.


7. Member's capital:

As of June 30, 2004, 13,570,188 Units were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The offering was concluded on November 30, 2000. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

                                                       Six Months                            Three Months
                                                     Ended June 30,                         Ended June 30,
                                                     --------------                         --------------
                                                 2004              2003               2004                 2003
                                                 ----              ----               ----                 ----
Distributions                                   $ 6,173,634        $ 6,171,654        $ 3,086,873          $ 3,084,779
Weighted average number of Units outstanding     13,570,188         13,570,188         13,570,188           13,570,188
Weighted average distributions per Unit              $ 0.45             $ 0.45             $ 0.23               $ 0.23

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (Unaudited)


8.  Line of credit:

The Company participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                    $      4,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                13,500,000
                                                             -------------------
Total borrowings under the acquisition facility                      18,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                                     -
                                                             -------------------
Total outstanding balance                                      $     18,000,000
                                                             ===================

Total available under the line of credit                       $     61,945,455
Total outstanding balance                                           (18,000,000)
                                                             -------------------
Remaining availability                                         $     43,945,455
                                                             ===================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of June 30, 2004. Interest rates on the balances outstanding at June 30, 2004 ranged from 3.01375% to 3.18%.


9.  Commitments:

As of June 30, 2004, the Company had no outstanding commitments to purchase lease equipment.


10.  Other comprehensive income:

In 2004 and 2003, other comprehensive income consisted of the following:

                                                                 Six Months                            Three Months
                                                               Ended June 30,                         Ended June 30,
                                                               --------------                         --------------
                                                           2004              2003               2004                 2003
                                                           ----              ----               ----                 ----
Net income (loss)                                         $ 1,101,761       $ (3,034,019)       $ 1,520,704            $ 345,679
Other comprehensive income:
Change in fair value of interest rate swap contracts        1,144,671          1,184,760          1,020,846              873,930
                                                     ----------------- ------------------ ------------------  -------------------
Comprehensive net income (loss)                           $ 2,246,432       $ (1,849,259)       $ 2,541,550          $ 1,219,609
                                                     ================= ================== ==================  ===================

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

Capital Resources and Liquidity

During the first half of 2004 and 2003, the Company's primary activity was engaging in equipment leasing activities.

During 2004 and 2003, the Company's primary sources of liquidity were rents from operating leases and proceeds from the sales of lease assets. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

The Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Managing Member's success in re-leasing or selling the equipment as it comes off lease.

The Company participates with AFS and certain of its affiliates in a $61,945,455 revolving line of credit (comprised of an acquisition facility and a warehouse facility) with a financial institution that includes certain financial covenants. During the quarter ended March 31, 2004, the facility was extended for an additional year. At the same time, the total available under the facility was increased. The line of credit expires on June 28, 2005. As of June 30, 2004, borrowings under the facility were as follows:

Amount  borrowed by the Company under the acquisition
   facility                                                    $      4,500,000
Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility                13,500,000
                                                             -------------------
Total borrowings under the acquisition facility                      18,000,000
Amounts borrowed by AFS and its sister corporation under
   the warehouse facility                                                     -
                                                             -------------------
Total outstanding balance                                      $     18,000,000
                                                             ===================

Total available under the line of credit                       $     61,945,455
Total outstanding balance                                           (18,000,000)
                                                             -------------------
Remaining availability                                         $     43,945,455
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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2004.

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

Cash Flows

During the first half of 2004 and 2003, the Company's primary sources of liquidity was operating lease rents and proceeds from the sales of lease assets.

In the first six months of 2004 and 2003, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In both 2004 and 2003, proceeds from sales of assets was the primary source of cash from investing activities. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. There were no investing uses of cash in 2004 or in 2003.

In the first six months of 2004 and 2003, the only sources of cash from financing activities were borrowings under the line of credit. Financing uses of cash included repayments of debt of $6,530,000 and $14,903,000 in the six month periods ended June 30, 2004 and 2003, respectively. In the three month periods ended June 30, 2004 and 2003, debt repayments were $3,403,000 and $9,482,000, respectively. Distributions were made to Other Members in amounts of $6,173,634 and $6,171,654 and to AFS in the amounts of $500,581 and $500,404 in the six month periods ended June 30, 2004 and 2003, respectively. Distributions were made to Other Members in amounts of $3,086,873 and $3,084,779 and to AFS in the amounts of $250,287 and $250,117 in the three month periods ended June 30, 2004 and 2003, respectively. Repayments of debt for the six and three month periods ended June 30, 2004 decreased from the same periods in the prior year as a result of the reduction in scheduled repayments.

Results of operations

Operations resulted in a net loss of $3,034,019 for the six month period ended June 30, 2003 and net income of $345,679 for the three month period ended June 30, 2003. In 2004, operations resulted in net income of $1,101,761 for the six month period ended June 30 and $1,520,704 for the second quarter then ended. The Company's primary source of revenues is from operating leases. Operating lease rents have decreased in 2004 compared to 2003 as a result of two factors: (1) a larger portion of the Company's assets were off lease during the first six months of 2004 than in 2003; and (2) there have been sales of assets over the last twelve months. Depreciation is related to operating lease assets and thus, to operating lease revenues. Consequently, depreciation expense decreased in 2004 compared to 2003. For the six month periods, depreciation decreased from $10,401,597 in 2003 to $9,018,309 in 2004 and for the three month periods, it decreased from $5,064,666 in 2003 to $4,201,631 in 2004.

During the second quarter of 2004, the Company received $406,348 of late payment fees in a settlement with a lessee. There were no similar amounts in 2003.

During the first quarter of 2003, the Company entered into negotiations relating to the early termination of an aircraft lease and the sale of the asset to the lessee. The negotiations were concluded in early April 2003 and the asset was sold. As a result, an impairment loss related to the aircraft has been recorded in the first quarter of 2003 in the amount of $1,910,861. This provision is the single largest factor in the increase in the loss realized in the first quarter of 2003. There were no similar impairments recognized in the first half of 2004.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. The decrease in asset management fees from $775,954 in the six months ended June 30, 2003 to $579,469 for the six month period in 2004 and from $475,384 for the three month period ended June 30, 2003 to $307,620 for the three month period in 2004 are a direct result of decreases in lease revenues.

Interest expense has decreased from $1,131,836 in the three month period ended June 30, 2003 to $772,962 in the three month period ended June 30, 2004. For the six month periods ended June 30, interest expense decreased from $3,154,480 in 2003 to $1,651,396 in 2004. In 2003, it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction. There was no similar charge in 2004. Overall debt has decreased from $79,214,855 at December 31, 2002 to $44,252,442 at June 30, 2004. This decrease in the debt balances has resulted in the decreased interest charges in 2004 compared to the same period in 2003.

In the six month periods ended June 30, 2004 and 2003, the Company incurred $266,974 and $806,180, respectively for maintenance costs relating to railcars. In the three month periods ended June 30, 2004 and 2003, the Company incurred $136,527 and $134,093, respectively, of such costs. These costs were incurred in order to be able to place the railcars on a new lease. The costs did not increase the useful life of the assets or increase their value in the marketplace.

Recoveries of doubtful accounts decreased from $250,000 to $135,000 for the six month periods ended June 30, 2003 and 2004, respectively. For the three month periods ended June 30, 2003 and 2004, recoveries increased from $50,000 to $146,000, respectively. Recoveries and provisions for doubtful accounts are not expected to be consistent from one period to another.


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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of June 30, 2004, there was $4,500,000 outstanding on the floating rate line of credit.

Also, the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of June 30, 2004, borrowings on the facility were $33,416,000 and the associated variable interest rate was 1.6223%. The


Item 4.  Controls and procedures.

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


Item 2. Changes in Securities and Use of Proceeds

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

Date:
August 11, 2004

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