Form 10-Q
period 2004-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2004-11-15
CIK 1069152

Form 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 2004

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

The number of Limited Liability Company Units outstanding as of September 30, 2004 was 13,570,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC


 Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Balance Sheets, September 30, 2004 and December 31, 2003.

     Statements of Operations for the nine and three month periods ended September 30, 2004 and 2003.

     Statements of Changes in Members' Capital for the year ended December 31, 2003 and for the nine month period ended September 30, 2004.

     Statements of Cash Flows for the nine and three month periods ended September 30, 2004 and 2003.

     Notes to Financial Statements

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS


                                                                                  September 30,        December 31,
                                                                                       2004                2003
                                                                                       ----                ----
                                                                                   (Unaudited)
Cash and cash equivalents                                                               $ 354,371             $ 508,584
Accounts receivable, net of allowance for doubtful accounts of $115,115 in 2004
   and $225,115 in 2003                                                                 1,725,951             2,124,902
Other assets                                                                                2,500                25,000
Investments in leases                                                                  66,249,626           107,564,258
                                                                                 -----------------  --------------------
Total assets                                                                         $ 68,332,448         $ 110,222,744
                                                                                 =================  ====================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                                                       $ 15,222,000          $ 39,946,000
Financing arrangement                                                                   1,000,000             9,500,000
Non-recourse debt                                                                       6,039,946             6,609,335

Accounts payable:
   Managing member                                                                        707,890               889,555
   Other                                                                                  241,972               820,799

Accrued interest payable                                                                   91,228               115,844
Interest rate swap contracts                                                            1,864,852             3,207,595
Unearned operating lease income                                                           862,317             1,236,498
                                                                                 -----------------  --------------------
Total liabilities                                                                      26,030,205            62,325,626

Other accumulated comprehensive loss                                                     (954,330)           (3,143,144)
Members' capital                                                                       43,256,573            51,040,262
                                                                                 -----------------  --------------------
Total Members' capital                                                                 42,302,243            47,897,118
                                                                                 -----------------  --------------------
Total liabilities and Members' capital                                               $ 68,332,448         $ 110,222,744
                                                                                 =================  ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                 Nine Months                            Three Months
                                                             Ended September 30,                    Ended September 30,
                                                             -------------------                    -------------------
                                                           2004               2003               2004                2003
                                                           ----               ----               ----                ----
Revenues:
Leasing activities:
   Operating leases                                        $14,708,872        $20,664,386       $ 3,962,722           $ 6,386,973
   Direct financing leases                                     799,723            607,527           186,063               273,769
   Gain on sales of assets                                   5,775,106            749,759         3,597,194                60,104
Interest                                                         4,577              5,106             2,804                 1,454
Other                                                          457,895             46,538            22,866                14,993
                                                     ------------------ ------------------ -----------------  --------------------
                                                            21,746,173         22,073,316         7,771,649             6,737,293
Expenses:
Depreciation of operating lease assets                      12,303,855         15,303,869         3,285,546             4,902,273
Interest expense                                             3,175,740          4,277,728         1,524,344             1,123,248
Impairment losses                                            1,050,000          5,049,770         1,050,000             3,158,909
Cost reimbursements to Managing Member                         738,928            789,166            19,586                35,433
Asset management fees to Managing Member                       750,662          1,097,980           171,193               322,026
Railcar maintenance                                            621,648            954,559           354,674               148,379
Professional fees                                              179,117            367,255            10,648                81,255
Amortization of initial direct costs                           177,245            281,499            39,988                93,425
Outside services                                               145,267            (10,086)           53,041               (93,665)
Insurance                                                      139,678            143,688            53,903               143,688
(Recoveries of) provision for doubtful accounts               (110,000)          (237,000)           25,000                13,000
Franchise fees and state taxes                                  94,061            124,239                 -                     -
Aircraft maintenance                                                 -            137,510                 -                92,010
Other                                                          252,285            199,748            57,800                89,902
                                                     ------------------ ------------------ -----------------  --------------------
                                                            19,518,486         28,479,925         6,645,723            10,109,883
                                                     ------------------ ------------------ -----------------  --------------------
Net income (loss)                                          $ 2,227,687       $ (6,406,609)      $ 1,125,926          $ (3,372,590)
                                                     ================== ================== =================  ====================

Net income (loss):
   Managing Member                                           $ 750,868          $ 750,691         $ 250,287             $ 250,287
   Other Members                                             1,476,819         (7,157,300)          875,639            (3,622,877)
                                                     ------------------ ------------------ -----------------  --------------------
                                                           $ 2,227,687       $ (6,406,609)      $ 1,125,926          $ (3,372,590)
                                                     ================== ================== =================  ====================
Net income (loss) per Limited Liability
   Company Unit                                                 $ 0.11            $ (0.53)           $ 0.06               $ (0.27)
Weighted average number of Units outstanding                13,570,188         13,570,188        13,570,188            13,570,188

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2003
                       AND FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                              Other Members                  Managing            Income
                                              -------------
                                         Units             Amount             Member             (Loss)               Total

Balance December 31, 2002                 13,570,188        $71,908,105                $ -       $(5,381,342)         $ 66,526,763

Distributions to members                           -        (12,345,603)        (1,000,979)                -           (13,346,582)
Reclassification adjustment for
   portion of swap liability charged
   to net loss                                     -                  -                  -            64,451                64,451
Unrealized change in value of
   interest rate swap contracts                    -                  -                  -         2,173,747             2,173,747
Net income (loss)                                  -         (8,522,240)         1,000,979                 -            (7,521,261)
                                    ----------------- ------------------------------------- -----------------  --------------------
Balance December 31, 2003                 13,570,188         51,040,262                  -        (3,143,144)           47,897,118

Distributions to members                           -         (9,260,508)          (750,868)                -           (10,011,376)
Reclassification adjustment for
   portion of swap liability charged
   to net income                                   -                  -                  -           846,071               846,071
Unrealized change in value of
   interest rate swap contracts                    -                  -                  -         1,342,743             1,342,743
Net income                                         -          1,476,819            750,868                 -             2,227,687
                                    ----------------- ------------------ ------------------ -----------------  --------------------
Balance September 30, 2004                13,570,188        $43,256,573                $ -        $ (954,330)         $ 42,302,243
                                    ================= ================== ================== =================  ====================














                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                  Nine Months                            Three Months
                                                              Ended September 30,                    Ended September 30,
                                                              -------------------                    -------------------
                                                            2004               2003               2004                2003
                                                            ----               ----               ----                ----
Operating activities:
Net income (loss)                                           $ 2,227,687       $ (6,406,609)      $ 1,125,926          $ (3,372,590)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation of operating lease assets                    12,303,855         15,303,869         3,285,546             4,902,273
   Amortization of initial direct costs                         177,245            281,499            39,988                93,425
   Gain on sales of assets                                   (5,775,106)          (749,759)       (3,597,194)              (60,104)
   Impairment losses (recoveries)                             1,050,000          5,049,770         1,050,000             3,158,909
   (Recovery of) provision for doubtful accounts               (110,000)          (237,000)           25,000                13,000
   Changes in operating assets and liabilities:
      Accounts receivable                                       508,951            177,839          (206,352)             (376,693)
      Due from Managing Member                                        -            171,119                 -                     -
      Other assets                                               22,500             22,500             7,500                 7,500
      Accounts payable, Managing Member                        (181,665)           121,372          (383,228)               10,299
      Accounts payable, other                                  (578,827)           (61,523)           (3,665)             (403,996)
      Accrued interest expense                                  (24,616)               (27)          (48,211)               13,968
      Unearned lease income                                    (374,181)            67,905           266,115               136,947
      Interest rate swap contracts                              846,071                  -           890,552                     -
                                                      ------------------ ------------------ -----------------  --------------------
Net cash provided by operations                              10,091,914         13,740,955         2,451,977             4,122,938
                                                      ------------------ ------------------ -----------------  --------------------

Investing activities:
Proceeds from sales of assets                                32,931,008         12,870,512        22,611,329               613,677
Reduction of net investment in direct financing
   leases                                                       627,630          1,108,178           300,169               199,794
                                                      ------------------ ------------------ -----------------  --------------------
Net cash provided by investing activities                    33,558,638         13,978,690        22,911,498               813,471
                                                      ------------------ ------------------ -----------------  --------------------

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                       NINE AND THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                                                  Nine Months                            Three Months
                                                              Ended September 30,                    Ended September 30,
                                                              -------------------                    -------------------
                                                            2004               2003               2004                2003
                                                            ----               ----               ----                ----

Financing activities:
Repayments of line of credit                                (17,400,000)       (14,800,000)       (5,400,000)           (4,500,000)
Borrowings on line of credit                                  8,900,000         15,500,000         1,900,000             7,300,000
Repayments of long-term debt                                (24,724,000)       (18,381,000)      (18,194,000)           (3,478,000)
Proceeds of non-recourse debt                                         -          2,563,149                 -             2,563,149
Repayments of non-recourse debt                                (569,389)        (1,602,855)         (296,496)           (1,435,001)
Distributions to other members                               (9,260,508)        (9,258,529)       (3,086,874)           (3,086,875)
Distributions to Managing Member                               (750,868)          (750,691)         (250,287)             (250,287)
                                                      ------------------ ------------------ -----------------  --------------------
Net cash used in financing activities                       (43,804,765)       (26,729,926)      (25,327,657)           (2,887,014)
                                                      ------------------ ------------------ -----------------  --------------------

Net (decrease) increase in cash and cash
   equivalents                                                 (154,213)           989,719            35,818             2,049,395
Cash and cash equivalents at beginning of
   period                                                       508,584          2,263,479           318,553             1,203,803
                                                      ------------------ ------------------ -----------------  --------------------
Cash and cash equivalents at end of period                    $ 354,371        $ 3,253,198         $ 354,371           $ 3,253,198
                                                      ================== ================== =================  ====================

Supplemental disclosures of cash flow
   information:
Cash paid during the period for interest                    $ 2,354,285        $ 4,277,755         $ 726,486           $ 1,109,280
                                                      ================== ================== =================  ====================

Schedule of non-cash transactions:
Change in fair value of interest rate swap
   contracts                                                $ 1,342,743        $ 1,992,116         $ 198,072             $ 807,356
                                                      ================== ================== =================  ====================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


1. Summary of significant accounting policies:

Interim financial statements:


The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3.  Investment in leases:

The Company's investment in leases consists of the following:

                                                                          Depreciation /
                                                                           Amortization
                                                                            Expense or
                                        Balance                           Amortization of       Reclass-             Balance
                                     December 31,        Impairment      Direct Financing    ifications and       September 30,
                                         2003              Losses             Leases          Dispositions            2004
                                         ----              ------             ------          ------------            ----
Net investment in operating
    leases                              $ 87,112,340                $ -      $ (12,303,855)     $(20,910,530)         $ 53,897,955
Net investment in direct
    financing leases                      11,497,801                  -           (627,630)       (5,084,696)            5,785,475
Assets held for sale or lease,
    net of accumulated deprec-
    iation of $18,268,514 in 2004
    and $16,874,083 in 2003                8,636,682         (1,050,000)                 -        (1,160,676)            6,426,006
Initial direct costs, net of
    accumulated amortization of
    $1,349,917 in 2004 and
    $1,345,313 in 2003                       317,435                  -           (177,245)                -               140,190
                                   ------------------ ------------------ ------------------ -----------------  --------------------
                                        $107,564,258       $ (1,050,000)     $ (13,108,730)     $(27,155,902)         $ 66,249,626
                                   ================== ================== ================== =================  ====================

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of a review during the nine month period ended September 30, 2003, management determined that the value of various assets had declined in value to the extent that the carrying values had become impaired. These declines were the result of decreased long-term demand for these types of assets and a corresponding reduction in the amounts of rental payments that these assets could command. Management recorded a provision for the decline in value of those assets in the amount of $5,049,770 for the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, management determined that the value of an aircraft currently off lease was impaired and a provision was made against income in the amount of $1,050,000.

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

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

The impact on prior financial reporting periods would be a reduction of members' equity of $538,929 ($0.04 per Unit) for all previous periods currently presented. The net loss for the nine month period ended September 30, 2003 would be increased by $134,733 ($0.01 per Unit) and net income for the three month period ended September 30, 2003 would be decreased by $44,911 ($0.003 per Unit). Net income for the nine month period ended September 30, 2004 would be increased by $538,929 ($0.04 per Unit).

In August 2004, the Company sold operating leases with original cost of $42,339,763 and net book value of $18,916,260 resulting in sales proceeds of $22,499,128. Portions of the proceeds were used to pay down Other Long-Term Debt of $15,956,000 and Financing Arrangement of $5,400,000.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for lease or sale consist of the following for the three and nine month periods ended September 30:

                                                    Nine Months                          Three Months
                                               Ended September 30,                    Ended September 30,
                                               -------------------                    -------------------
                                             2004               2003               2004                2003
                                             ----               ----               ----                ----
Depreciation of operating lease assets       $12,303,855        $15,303,869       $ 3,285,546           $ 4,902,273
Impairment losses                             1,050,000          5,049,770         1,050,000             3,158,909
                                       ------------------ ------------------ -----------------  --------------------
                                          $ 13,353,855       $ 20,353,639       $ 4,335,546         $ 8,061,182
                                       ================== ================== =================  ====================

Net investment in operating leases:

Property on operating leases consists of the following:

                                     Balance                              Reclass-             Balance
                                  December 31,       Depreciation      ifications and       September 30,
                                      2003              Expense         Dispositions            2004
                                      ----              -------         ------------            ----

Transportation, rail               $   34,295,402         $        -      $ 10,304,272         $  44,599,674
Containers                             21,165,000                  -                 -            21,165,000
Aircraft                               15,448,037                  -                 -            15,448,037
Natural gas compressors                13,677,449                  -          (136,146)           13,541,303
Transportation, other                  23,302,778                  -       (16,892,830)            6,409,948
Manufacturing                          41,079,479                  -       (36,479,656)            4,599,823
Materials handling                      7,313,238                  -        (5,905,848)            1,407,390
Other                                  10,991,981                  -        (5,678,926)            5,313,055
                                ------------------ ------------------ -----------------  --------------------
                                      167,273,364                  -       (54,789,134)          112,484,230
Less accumulated depreciation         (80,161,024)       (12,303,855)       33,878,604           (58,586,275)
                                ------------------ ------------------ -----------------  --------------------
                                     $ 87,112,340      $ (12,303,855)     $(20,910,530)        $  53,897,955
                                ================== ================== =================  ====================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


3. Investment in leases (continued):

Net investment in direct financing leases:

As of September 30, 2004, net investment in direct financing leases consists primarily of railcars and office automation equipment. The following lists the components of the Company's net investment in direct financing leases as of September 30, 2004:

Total minimum lease payments receivable                             $ 6,746,289
Estimated residual values of leased equipment (unguaranteed)          1,241,016
                                                               -----------------
Investment in direct financing leases                                 7,987,305
Less unearned income                                                 (2,201,830)
                                                               -----------------
Net investment in direct financing leases                           $ 5,785,475
                                                               =================

All of the property on leases was acquired in 1999, 2000, 2001 and 2002.

At September 30, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                           Operating          Financing
                                            Leases             Leases             Total
Three months ending December 31, 2004     $    2,419,530          $ 504,137       $ 2,923,667
        Year ending December 31, 2005          6,838,093          1,839,014         8,677,107
                                 2006          2,595,791          1,461,648         4,057,439
                                 2007          1,984,626            894,719         2,879,345
                                 2008          1,165,740            663,561         1,829,301
                                 2009            997,480            614,760         1,612,240
                           Thereafter            651,810            768,450         1,420,260
                                       ------------------ ------------------ -----------------
                                             $16,653,070        $ 6,746,289      $ 23,399,359
                                       ================== ================== =================

4.  Non-recourse debt:

At September 30, 2004, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is fixed at rates ranging from 4.96% to 6.85%. The notes are secured by assignments of lease payments and pledges of assets. The notes mature from 2005 through 2007.

Future minimum payments of non-recourse debt are as follows:

                                           Principal          Interest            Total
Three months ending December 31, 2004       $          -           $ 30,470          $ 30,470
        Year ending December 31, 2005          4,715,234            180,430         4,895,664
                                 2006            646,128             57,792           703,920
                                 2007            678,584             25,337           703,921
                                       ------------------ ------------------ -----------------
                                             $ 6,039,946          $ 294,029       $ 6,333,975
                                       ================== ================== =================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5. Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program), (which was subsequently increased to $125 million), with a receivables financing company that issues commercial paper rated A1 by Standard and Poors and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (2.1885% at September 30, 2004). The Program expired as to new borrowings in March 2002.

The Program requires AFS, on behalf of the Company, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of September 30, 2004, the Company receives or pays interest on a notional principal of $29,180,273, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps were to coincide with the maturity of the debt with the last of the swaps maturing in 2008. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

In 2003, the remaining amount owing on an original borrowing of $8,000,000 was repaid in full, though the associated swap will not mature until January 2005.

During August 2004, an additional repayment of debt ($15,956,000) was made. As a result of this payment, as of September 30, 2004 all of the swaps are deemed to be partially ineffective and the Company de-designated the original hedge relationship. During the year, Accumulated Other Comprehensive Income ("AOCI") decreased by approximately $2,189,000 of which approximately $1,343,000 was related to the decrease in the fair value of the interest rate swap and approximately $846,000 was related to the reclassification of AOCI to earnings (included in interest expense) due to hedge ineffectiveness. Amounts remaining in AOCI are to be reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense).


Borrowings under the Program are as follows:

                                                         Notional             Swap            Payment Rate
                   Original            Balance            Balance            Value             on Interest
                    Amount          September 30,      September 30,     September 30,            Swap
Date Borrowed      Borrowed             2004               2004               2004              Agreement
-------------      --------             ----               ----               ----              ---------
 11/11/1999         $ 20,000,000        $ 1,148,000        $ 2,243,231         $ (78,851)         6.84%
 12/21/1999           20,000,000          7,624,000         11,262,813        (1,030,917)         7.41%
 12/24/1999           25,000,000            283,000          1,641,493           (81,543)         7.44%
 4/17/2000             6,500,000          1,471,000          1,897,151           (88,926)         7.45%
 4/28/2000             1,900,000             92,000            242,173           (12,282)         7.72%
  8/3/2000            19,000,000            851,000          6,641,488          (417,591)         7.50%
 10/31/2000            7,500,000          1,128,000          2,292,890          (121,658)         7.13%
 1/29/2001             8,000,000                  -          1,048,123            (7,551)         5.91%
  6/1/2001             2,000,000                  -                  -                 -          5.04%
  9/1/2001             9,000,000          1,130,000          1,910,911           (25,533)         4.35%
 1/31/2002             3,900,000          1,495,000                  -                 -            *
               ------------------ ------------------ ------------------ -----------------
                    $122,800,000        $15,222,000        $29,180,273       $(1,864,852)
               ================== ================== ================== =================

* Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


5. Other long-term debt (continued):

Other long-term debt borrowings mature from 2004 through 2007. Future minimum principal payments of long-term debt are as follows:

                                           Debt               Debt                                                    Rates on
                                         Principal          Principal                                               Interest Swap
                                          Swapped          Not Swapped         Interest            Total             Agreements*
                                          -------          -----------         --------            -----             -----------
Three months ending December 31, 2004      $ 1,614,000          $ 416,000          $ 253,967       $ 2,283,967         6.805%-6.830%
        Year ending December 31, 2005        5,700,000            973,000            724,594         7,397,594         6.878%-7.172%
                                 2006        3,362,000             60,000            377,573         3,799,573         7.337%-7.348%
                                 2007        3,051,000             46,000             18,932         3,115,932         7.336%
                                     ------------------ ------------------ ------------------ -----------------
                                          $ 13,727,000        $ 1,495,000        $ 1,375,066      $ 16,597,066
                                     ================== ================== ================== =================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.1885% at September 30, 2004).


6.  Related party transactions:

The terms of the Limited Liability Company Operating  Agreement provide that AFS
and/or   affiliates   are  entitled  to  receive   certain  fees  for  equipment
acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services. Reimbursable costs incurred by AFS are allocated to the Company based upon an estimate of actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)


6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement during the nine and three month periods ended September 30, 2004 and 2003 as follows:


                                                            Nine Months                            Three Months
                                                        Ended September 30,                    Ended September 30,
                                                        -------------------                    -------------------
                                                      2004               2003               2004                2003
                                                      ----               ----               ----                ----
Administrative costs reimbursed to Managing
   Member                                               $ 738,928          $ 789,166          $ 19,586              $ 35,433
Reimbursements of other costs initially paid by
   AFS on behalf of the Company                           361,506            294,662            81,539               101,146
Asset management fees to Managing Member                  750,662          1,097,980           171,193               322,026
                                                ------------------ ------------------ -----------------  --------------------
                                                      $ 1,851,096        $ 2,181,808         $ 272,318             $ 458,605
                                                ================== ================== =================  ====================

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


7. Member's capital:

As of September 30, 2004, 13,570,188 Units were issued and outstanding. The Company's registration statement with the Securities and Exchange Commission became effective December 7, 1998. The offering was concluded on November 30, 2000. The Company is authorized to issue up to 15,000,050 Units, including the 50 Units issued to the initial members.

The Company's Net Income, Net Losses, and Distributions as defined in the Limited Liability Company Operating Agreement are to be allocated 92.5% to the Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

                                                     Nine Months                            Three Months
                                                 Ended September 30,                    Ended September 30,
                                                 -------------------                    -------------------
                                               2004               2003               2004                2003
                                               ----               ----               ----                ----
Distributions                                  $ 9,260,508        $ 9,258,529       $ 3,086,874           $ 3,086,875
Weighted average number of Units outstanding    13,570,188         13,570,188        13,570,188            13,570,188
Weighted average distributions per Unit             $ 0.68             $ 0.68            $ 0.23                $ 0.23

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (Unaudited)


8.  Financing arrangement:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement           $  70,000,000
Term loan to AFS as of September 30, 2004                           (2,809,091)
                                                                ---------------
Total available under the acquisition and warehouse facilities      67,190,909

Amount borrowed by the Company under the acquisition facility (1,000,000) Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              (13,300,000)
                                                                ---------------
Total remaining available under the acquisition and
   warehouse facilities                                          $  52,890,909
                                                                ===============

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated partnerships and limited liability companies, the fund and AFS.

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2004. The interest rate on the balance outstanding at September 30, 2004 was 3.74%.


9.  Commitments:

As of September 30, 2004, the Company had no outstanding commitments to purchase lease equipment.


10.  Other comprehensive income:

In 2004 and 2003, other comprehensive income consisted of the following:

                                                                 Nine Months                            Three Months
                                                             Ended September 30,                    Ended September 30,
                                                             -------------------                    -------------------
                                                           2004               2003               2004                2003
                                                           ----               ----               ----                ----

Net income (loss)                                          $ 2,227,687       $ (6,406,609)      $ 1,125,926          $ (3,372,590)
Other comprehensive income:
Change in fair value of interest rate swap contracts         1,342,743          1,992,116           198,072               807,356
                                                     ------------------ ------------------ -----------------  --------------------
Comprehensive net income (loss)                            $ 3,570,430       $ (4,414,493)      $ 1,323,998          $ (2,565,234)
                                                     ================== ================== =================  ====================

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

Capital Resources and Liquidity

During the first nine months of 2004 and 2003, the Company's primary activity was engaging in equipment leasing activities.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The available financing arrangement was amended during the current quarter and the overall financing arrangement was increased by $4,300,000 to $70,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement           $  70,000,000
Term loan to AFS as of September 30, 2004                           (2,809,091)
                                                                ---------------
Total available under the acquisition and warehouse facilities      67,190,909

Amount borrowed by the Company under the acquisition facility (1,000,000) Amounts borrowed by affiliated partnerships and limited
   liability companies under the acquisition facility              (13,300,000)
                                                                ---------------
Total remaining available under the acquisition and
   warehouse facilities                                          $  52,890,909
                                                                ===============

Subsequent to quarter end the revolving line of credit was increased $5,000,000 to an overall available credit limit of $75,000,000.

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

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of September 30, 2004.

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

Cash Flows

During the first nine months of 2004 and 2003, the Company's primary sources of liquidity was operating lease rents and proceeds from the sales of lease assets.

In the first nine months of 2004 and 2003, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In both 2004 and 2003, proceeds from sales of assets was the primary source of cash from investing activities. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed. There were no investing uses of cash in 2004 or in 2003.

In the first nine months of 2004 and 2003, the only source of cash from financing activities was borrowings under the line of credit. Financing uses of cash included repayments of debt of $24,724,000 and $18,381,000 in the nine month periods ended September 30, 2004 and 2003, respectively. In the three month periods ended September 30, 2004 and 2003, debt repayments were $18,194,000 and $3,478,000, respectively. Distributions were made to Other Members in amounts of $9,260,508 and $9,258,529 in the nine month periods ended September 30, 2004 and 2003, respectively and $3,086,874 and $3,086,875 in the three month periods ended September 30, 2004 and 2003, respectively. Distributions were made to AFS in the amounts of $750,868 and $750,691 in the nine month periods ended September 30, 2004 and 2003, respectively and $250,287 in the three month periods ended both September 30, 2004 and 2003. Repayments of debt for the nine and three month periods ended September 30, 2004 decreased from the same periods in the prior year as a result of the reduction in scheduled repayments.

In August 2004, the Company sold operating leases with original cost of $42,339,763 and net book value of $18,916,260 resulting in sales proceeds of $22,499,128. Portions of the proceeds were used to pay down Other Long-Term Debt of $15,956,000 and Financing Arrangement of $5,400,000.

Results of operations

Operations resulted in a net loss of $6,406,609 for the nine month period ended September 30, 2003 and $3,372,590 for the three month period ended September 30, 2003. In 2004, operations resulted in net income of $2,227,687 for the nine month period ended September 30 and $1,125,926 for the third quarter then ended. The Company's primary source of revenues is from operating leases. Operating lease rents have decreased in 2004 compared to 2003 as a result of two factors:
(1) a larger portion of the Company's assets were off lease during the first nine months of 2004 than in 2003; and (2) there have been sales of assets over the last twelve months. Depreciation is related to operating lease assets and thus, to operating lease revenues. Consequently, depreciation expense decreased in 2004 compared to 2003. For the nine month periods, depreciation decreased from $15,303,869 in 2003 to $12,303,855 in 2004 and for the three month periods, it decreased from $4,902,273 in 2003 to $3,285,546 in 2004. During the second quarter of 2004, the Company received $406,348 of late payment fees included in other income in a settlement with a lessee. There were no similar amounts in 2003.

During the third quarter of 2004, the Company sold significant amounts of lease assets. These sales resulted in gains of $5,775,106 for the nine months ended September 30, 2004 compared to $749,759 in the comparable period in 2003. During the nine month period ended September 30, 2003, the Company recognized impairment losses of $5,049,770. In the comparable period in 2004, impairment losses were $1,050,000. Neither gains on sales of lease assets or impairment losses are expected to be consistent from one period to another. These factors are the primary reasons for the fluctuation of net income (loss) between 2003 and 2004.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. The decrease in asset management fees from $1,097,980 in the nine months ended September 30, 2003 to $750,662 for the nine month period in 2004 and from $322,026 for the three month period ended September 30, 2003 to $171,193 for the three month period in 2004 are a direct result of decreases in lease revenues.

Interest expense has increased from $1,123,248 in the three month period ended September 30, 2003 to $1,524,344 in the three month period ended September 30, 2004. For the nine month periods ended September 30, interest expense decreased from $4,277,728 in 2003 to $3,175,740 in 2004. In 2003, it came to the Company's attention that an affiliated company had under billed the Company in a prior year for interest costs associated with the financing of an asset acquired on its behalf. During the three months ended March 31, 2003, the Company recorded additional interest expense of $742,000 to correct the accounting for the transaction.

Due to unscheduled payments of other long-term debt in August 2004, the Company's swap agreements were deemed to be ineffective. This resulted in an additional charge to interest expense in the third quarter of $890,552. This is the cause of the increase in interest expense for the three month period ended September 30, 2004 compared to the comparable period in 2003. This one time expense was partially offset by the effects of the lower overall debt balances in 2004 compared to 2003. Overall debt has decreased from $79,214,855 at December 31, 2002 to $22,261,946 at September 30, 2004. This decrease in the debt balances has resulted in the decreased interest charges in 2004 compared to the same period in 2003.

In the nine month periods ended September 30, 2004 and 2003, the Company incurred $621,648 and $954,559, respectively for maintenance costs relating to railcars. In the three month periods ended September 30, 2004 and 2003, the Company incurred $354,674 and $148,379, respectively, of such costs. These costs were incurred in order to be able to place the railcars on a new lease. The costs did not increase the useful life of the assets or increase their value in the marketplace.

Recoveries of doubtful accounts decreased from $237,000 to $110,000 for the nine month periods ended September 30, 2003 and 2004, respectively. For the three month periods ended September 30, 2003 and 2004, provisions for doubtful accounts increased from $13,000 to $25,000, respectively. Recoveries and provisions for doubtful accounts are not expected to be consistent from one period to another.


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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of September 30, 2004, there was $1,000,000 outstanding on the floating rate line of credit.

Also, the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of September 30, 2004, borrowings on the facility were $15,222,000 and the associated variable interest rate was 2.1885%.


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

Solectron:

This is a matter whereby the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by AFS on behalf of the Company in the amount of $13,332,328. The lessee filed a counter-claim against the Company asserting unfair business practices. In 2003, the Company elected to dismiss its suit and subsequently obtained a corresponding dismissal of Solectron's counter-claim. The Company is continuing has now settled this matter for $406,348.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Inapplicable.

Item 3. Defaults Upon Senior Securities.

         Inapplicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Inapplicable.

Item 5. Other Information.

         Inapplicable.

Item 6. Exhibits.

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

Date:
November 11, 2004

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