Form 10-K
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2005-03-30
CIK 1069152

Form 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  |X| Annual report pursuant to section 13 or 15(d) of the
                      Securities Exchange Act of 1934 (fee required)
                      For the Year Ended December 31, 2004
                                       OR
                  |_| Transition report pursuant to section 13 or 15(d) of the
                      Securities Exchange Act of 1934 (no fee required)
                      For the transition period from ____ to ____

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

The number of Limited Liability Company Units outstanding as of December 31, 2004 was 13,570,188.


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

The Company conducted a public offering of 15,000,000 of Limited Liability Company Units (Units), at a price of $10.00 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and AFS requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of November 30, 2000, the Company had received subscriptions for 13,570,188 ($135,701,880) Units in addition to the Initial Members' Units and the offering was terminated. All of the Units were issued and outstanding as of December 31, 2004.

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

As of December 31, 2004, the Company had purchased equipment with a total acquisition price of $245,736,450.

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

During 2004, 2003 and 2002, certain lessees generated significant portions of the Company's total lease revenues as follows:

Lessee                             Type of Equipment       2004   2003   2002

TAL International Container        Tank container           11%     *      *
Overnite Transportation Company    Tractors and trailers    10%    10%    10%
GE Aircraft Engines                Manufacturing            10%     *      *
Emery Worldwide Airlines           Aircraft                  *     13%     *
*  Less than 10%

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

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2004 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

                                   Purchase Price Excluding  Percentage of Total
Asset Types                             Acquisition Fees         Acquisitions
Transportation, rail                     $59,769,940                     24.32%
Manufacturing                             44,048,583                     17.93%
Aircraft                                  38,535,439                     15.68%
Transportation, other                     46,986,721                     19.12%
Gas compressors                           13,848,465                      5.64%
Materials handling                        11,018,547                      4.48%
Point of sale / office automation          8,677,566                      3.53%
Storage tanks                              6,712,090                      2.73%
Marine vessels                             3,952,500                      1.61%
Other *                                   12,186,599                      4.96%
                                      ---------------           ----------------
                                        $245,736,450                    100.00%
                                      ===============           ================

* Individual asset types included in "Other" represent less than 2% of the total.

                                   Purchase Price Excluding  Percentage of Total
Industry of Lessee                      Acquisition Fees         Acquisitions
Transportation, rail                     $59,769,940                     24.31%
Transportation, air                        38,535,439                    15.68%
Manufacturing, other                       34,889,583                    14.20%
Transportation, other                      27,245,340                    11.09%
Transportation, containers                 21,228,750                     8.64%
Manufacturing, electronics                 20,901,071                     8.51%
Retail                                     18,056,010                     7.35%
Natural gas                                13,848,465                     5.64%
Other *                                    11,261,852                     4.58%
                                      ---------------           ----------------
                                        $245,736,450                    100.00%
                                      ===============           ================

* Individual lessee industries included in "Other" represent less than 2% of the total.

Through December 31, 2004, the Company has disposed of certain leased assets as set forth below:

                                                                            Excess of
Asset                                  Original                            Rents Over
Types                              Equipment Cost       Sale Price         Expenses *
Materials handling                     $ 6,748,331        $ 2,008,953        $ 6,438,521
Transportation, rail                    14,199,087         13,889,782          5,716,661
Point of sale / office automation       10,764,080          2,392,537         11,337,335
Manufacturing                           34,112,740         18,185,894         32,248,861
Transportation, other                   19,308,178          7,577,611         17,506,246
Storage tanks                            6,712,090          6,800,000          1,035,726
Aircraft                                14,123,602          3,980,000          5,829,737
Other                                    2,431,379          1,073,070          2,112,604
                                    ---------------   ----------------   ----------------
                                     $ 108,399,487       $ 55,907,847       $ 82,225,691
                                    ===============   ================   ================

* Includes only those expenses directly related to the production of the related rents.

For further information regarding the Company's equipment lease portfolio as of December 31, 2004, see Note 3 to the financial statements, Investments in equipment and leases, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Solectron:

This is a matter whereby the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by AFS on behalf of the Company. The lessee filed a counter-claim against the Company asserting unfair business practices. In 2003, the Company elected to dismiss its suit and subsequently obtained a corresponding dismissal of Solectron's counter-claim. The Company settled this matter in 2004 for $406,348.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Liability Company Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2004, a total of 3,635 investors were holders of record of Units in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company's assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company's assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS's perception of market conditions and the types and amounts of the Company's assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unit holders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Company's assets, calculated on this basis, was approximately $6.10 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The rate for distributions from 2004 operations was $0.0758 per Unit per month. The distributions were paid in February through December 2004 and in January 2005. For each quarterly distribution (paid in April, July and October 2004 and in January 2005) the rate was $0.2275 per Unit. Distributions were from 2004 cash flows from operations.

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

The following table presents summarized information regarding distributions to members other than AFS (Other Members)

                                              2004            2003            2002             2001              2000
Net income (loss) per Unit, based on
   weighted average Units outstanding          $ 0.3100       $ (0.6300)       $ (0.2800)       $ (0.0600)        $ (0.2900)
Return of investment                             0.6000          1.5400           1.1900           0.9700            1.2100
                                         --------------- --------------- ---------------- ----------------  ----------------
Distributions per unit                           0.9100          0.9100           0.9100           0.9100            0.9200
Differences per Unit due to timing
   of distributions                                   -               -                -           0.0050            0.0275
                                         --------------- --------------- ---------------- ----------------  ----------------

Actual distribution rates per Unit             $ 0.9100        $ 0.9100         $ 0.9100         $ 0.9150          $ 0.9475
                                         =============== =============== ================ ================  ================

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

                                              2004            2003            2002             2001              2000
Gross revenues                             $ 28,002,368     $28,549,271     $ 32,929,975     $ 43,794,097      $ 31,047,485
Net income (loss)                           $ 5,222,252    $ (7,521,261)    $ (2,805,544)       $ 132,672      $ (2,305,631)
Weighted average Units                       13,570,188      13,570,188       13,570,188       13,570,188        10,634,792
Net income (loss) allocated to
   Other Members                            $ 4,221,097    $ (8,522,240)    $ (3,806,713)      $ (872,244)     $ (3,100,640)
Net income (loss) per Unit, based on
   weighted average Units outstanding            $ 0.31         $ (0.63)         $ (0.28)         $ (0.06)          $ (0.29)
Distributions per Unit, based on
   weighted average Units outstanding            $ 0.91          $ 0.91           $ 0.91           $ 0.91            $ 0.92
Total Assets                               $ 64,249,180    $110,222,744     $153,464,672    $ 184,421,674     $ 198,832,652
Non-recourse and Other Long-term Debt      $ 19,231,946     $46,555,335     $ 68,614,855     $ 91,383,964      $ 93,993,744
Total Members' Capital                     $ 42,188,041     $47,897,118     $ 66,526,763     $ 83,361,952     $ 101,338,501


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used quipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $   75,000,000
Term loan to AFS as of December 31, 2004                                             (2,027,636)
                                                                                ----------------
Total available under the acquisition and warehouse facilities                        72,972,364

Amount borrowed by the Company under the acquisition facility - Amounts borrowed by affiliated partnerships and limited liability companies under the
   acquisition facility                                                             (30,500,000)
                                                                                ----------------
Total remaining available under the acquisition and warehouse facilities         $   42,472,364
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

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.

The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members. At December 31, 2004, there were no commitments to purchase lease assets.

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

In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor's and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provided for borrowing at a variable interest rate and required AFS on behalf of the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in April 2002.

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

Cash Flows

2004 vs. 2003:

In 2004 and 2003, our primary source of cash flows was rents we received from operating lease activities. In both years, this was also our largest source of cash flows from operating activities.

In both 2004 and 2003, we had two sources of cash flows from investing activities, proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from sales of lease assets increased from $13,964,820 in 2003 to $38,125,051 in 2004, an increase of $24,160,231. Assets sold in 2004 comprised of manufacturing, trucks and trailers, materials handling, and storage facility, totaling $70,370,000 in original costs. Assets sold in 2003 consisted largely of aircraft, rail transportation and manufacturing equipment, totaling $24,469,000 in original costs. It was this increase that gave rise to the increase in cash flows from asset sales. Investing activities also included cash flows from direct financing leases in both 2003 and 2004. Cash received on these leases increased from $1,793,351 in 2003 to $1,843,290 in 2004.

There were no new sources of cash from financing activities in 2004. In 2003, our sources of cash from financing activities consisted of borrowings on the line of credit ($9,500,000) and the proceeds of a new $2,563,149 non-recourse note payable. The Company used cash in investing activities in both 2003 and 2004 to make payments on the line of credit, non-recourse debt and other long-term debt and to make distributions to the members. The entire balance of $9,500,000 on the line of credit was repaid in 2004. An additional $26,754,000 payment was made to reduce the long term debt in 2004. Payments of $569,389 were made to reduce the non-recourse debt in 2004.

2003 vs. 2002:

In 2003 and 2002, our primary source of cash flows was rents we received from operating leases. In both years, this was also our largest source of cash flows from operating activities.

In both 2003 and 2002, we had two sources of cash flows from investing activities, proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from sales of lease assets increased from $2,403,934 in 2002 to $13,964,820 in 2003, an increase of $11,560,886. Assets sold in 2003 consisted largely of aircraft, rail transportation and manufacturing equipment. Assets sold in 2002, consisted primarily of office automation equipment. In 2002, assets with an original cost of approximately $5,585,000 were sold. In
2003, that increased to approximately $24,469,000. It was this increase that gave rise to the increase in cash flows from asset sales. Investing activities also included cash flows from direct financing leases in both 2002 and 2003. Cash received on these leases decreased from $2,134,026 in 2002 to $1,793,351 in 2003, a decrease of $340,675.

In 2002, our financing sources of cash were borrowings on the line of credit ($12,400,000) and the proceeds of other long-term debt ($3,900,000). We used cash in investing activities in 2002 to make payments on the line of credit, non-recourse debt and other long-term debt and to make distributions to the members.

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

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

As of December 31, 2004 and 2003 there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                          2004            2003
      Transportation, rail                38%              20%
      Transportation, containers          17%              11%
      Transportation, air                 12%               *
      Natural gas                         11%               *
      Manufacturing, other                10%              18%
      Transportation, other                *               13%

      * Less than 10%

2004 vs. 2003:

Our operations resulted in a net income of $5,222,252 in 2004 versus a net loss of $7,521,261 in 2003. The change in the results were based on the contributions of lower depreciation expenses, lower provision for impairment and losses, lower interest expense, and lower railcar maintenance expense. Our primary source of revenues in both years was rents from operating leases. Rents from operating leases have continued to decrease from $26,938,424 in 2003 to $18,125,770 in 2004, a decrease of $8,812,654. Our operating lease rents have decreased as a result of asset sales over the last two years, consistent with the Company's maturing lease portfolio. Offsetting this decline in operating lease revenues were recognized gains on sale of assets in the amount of $8,168,151 in 2004 compared to $595,299 in 2003.

Our largest expense is depreciation of operating lease assets. Depreciation has decreased from $20,337,442 in 2003 to $14,770,807 in 2004, a decrease of
$5,566,635. This decrease is a result of the asset sales as noted above.

Railcar maintenance costs have declined from $1,008,874 in 2003 to $476,682 in 2004, a decrease of $532,192. Most of the decrease in 2003 related to costs incurred in order to prepare existing rail cars to be placed on a lease that was eventually sold in 2004.

Interest expense has decreased from $5,270,675 in 2003 to $3,467,624 in 2004, a decrease of $1,803,051. The decrease resulted from scheduled repayments of our non-recourse and other long-term debt. The reduction in interest expense attributable to reduced average outstanding balances was partially offset by additional interest charges related to prior period asset acquisitions as more fully described in Note 6 in the financial statements included in Part II, Item 8 of this report.

In 2002 we provided $475,000 for an allowance for doubtful accounts. A large portion of the allowance provided for in 2002 related to the bankruptcy of National Steel Corporation, a lessee of the Company. The Company recovered $180,000 and $173,000 in 2004 and 2003, respectively.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair value of an aircraft had declined in value to the extent that the carrying value had become impaired. The fair value of the asset was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the aircraft in the amount of $1,050,000 for the year ended December 31, 2004.

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

Interest expense has decreased from $6,148,759 in 2002 to $5,270,675 in 2003, a decrease of $878,084. The decrease resulted from scheduled repayments of our non-recourse and other long-term debt. The reduction in interest expense attributable to reduced average outstanding balances was partially offset by additional interest charges related to prior period asset acquisitions as more fully described in Note 6 in the financial statements included in Part II, Item 8 of this report.

In 2002 we provided $475,000 for an allowance for doubtful accounts. A large portion of the allowance provided for in 2002 related to the bankruptcy of National Steel Corporation, a lessee of the Company. In 2003, we recovered $180,000 of the amounts we had provided for in 2002.

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

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company's position, results of operations or liquidity.

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

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate revolving line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate revolving line of credit is repaid. As of December 31, 2004, there was no outstanding amount on the floating rate revolving line of credit .

Also, as described in Item 7 in the caption "Capital Resources and Liquidity," the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of December 31, 2004, borrowings on the facility were $13,192,000 and the associated variable interest rate was 2.860%. The average fixed interest rate achieved with the swap agreements was 6.878% at December 31, 2004.

In general, these swap agreements eliminate the Company's interest rate risk associated with variable interest rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company's facility borrowings at December 31, 2004, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Company's 2004 variable interest expense by approximately $103,714.

See the Notes to the financial statements as set forth in Part II, Item 8 for additional information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 31.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in members' capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
March 9, 2005

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                     ASSETS

                                                   2004              2003

Cash and cash equivalents                      $    2,569,911    $     508,584
Accounts receivable, net of allowance for
   doubtful accounts of$52,115 in 2004
   and $225,115 in 2003                             1,611,290         2,124,902
Other assets                                          378,264            25,000
Investments in equipment and leases                59,689,715       107,564,258
                                              ----------------  ----------------
Total assets                                     $ 64,249,180     $ 110,222,744
                                              ================  ================


                        LIABILITIES AND MEMBERS' CAPITAL


Long-term debt                                   $ 13,192,000      $ 39,946,000
Non-recourse debt                                   6,039,946         6,609,335
Line of credit                                              -         9,500,000
Accounts payable and accruals:
   Managing Member                                    613,310           889,555
   Other                                              239,038           820,799
Accrued interest payable                              105,336           115,844
Interest rate swap contracts                        1,435,454         3,207,595
Unearned operating lease income                       436,055         1,236,498
                                              ----------------  ----------------
Total liabilities                                  22,061,139        62,325,626


Members' capital:
   Accumulated other comprehensive income            (725,935)       (3,143,144)
   Members' capital                                42,913,976        51,040,262
                                              ----------------  ----------------
Total Members' capital                             42,188,041        47,897,118
                                              ----------------  ----------------
Total liabilities and Members' capital           $ 64,249,180     $ 110,222,744
                                              ================  ================




                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


Revenues:                                                                     2004             2003              2002
Leasing activities:
      Operating leases                                                      $ 18,125,770     $ 26,938,424      $ 31,638,196
      Direct financing leases                                                  1,178,202          864,509           807,678
      Gain on sales of assets                                                  8,168,151          595,299           271,751
Interest                                                                           6,194            5,717            15,547
Other                                                                            524,051          145,322           196,803
                                                                         ---------------- ---------------- -----------------
                                                                              28,002,368       28,549,271        32,929,975
Expenses:
Depreciation of operating lease assets                                        14,770,807       20,337,442        22,784,103
Provision for losses and impairments                                           1,086,312        5,679,271         2,612,500
Interest expense                                                               3,467,624        5,270,675         6,148,759
Asset management fees to Managing Member                                       1,057,355        1,517,259         1,481,576
Railcar maintenance                                                              476,682        1,008,874           215,009
Cost reimbursements to Managing Member                                           752,161          820,571           832,539
Amortization of initial direct costs                                             217,234          356,920           378,445
Professional fees                                                                243,438          506,698           179,562
Insurance                                                                        185,193          186,393                 -
(Recovery of) provision for doubtful accounts                                   (173,000)        (180,000)          475,000
Aircraft inspection and maintenance                                                    -          137,510           211,268
Franchise fees and taxes on income                                                94,061          124,239            72,843
Other                                                                            602,249          304,680           343,915
                                                                         ---------------- ---------------- -----------------
                                                                              22,780,116       36,070,532        35,735,519
                                                                         ---------------- ---------------- -----------------
Net income (loss)                                                            $ 5,222,252     $ (7,521,261)     $ (2,805,544)
                                                                         ================ ================ =================

Net income (loss):
   Managing Member                                                           $ 1,001,155      $ 1,000,979       $ 1,001,169
   Other Members                                                               4,221,097       (8,522,240)       (3,806,713)
                                                                         ---------------- ---------------- -----------------
                                                                             $ 5,222,252     $ (7,521,261)     $ (2,805,544)
                                                                         ================ ================ =================

Net income (loss) per Limited Liability Company Unit (Other Members)              $ 0.31          $ (0.63)          $ (0.28)
Weighted average number of Units outstanding                                  13,570,188       13,570,188        13,570,188











                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


                                                                                            Accumulated
                                                                                               Other
                                                                                            Comprehensive
                                                 Other Members              Managing          Income
                                             Units           Amount          Member           (Loss)             Total
Balance December 31, 2001                    13,570,188     $88,062,574       $        -     $ (4,700,622)     $ 83,361,952
Distributions to Managing Member                                      -       (1,001,169)               -        (1,001,169)
Distributions to Other Members
   ($0.91 per Unit)                                         (12,347,756)               -                -       (12,347,756)
Unrealized increase in interest rate
   swap liability                                                     -                -         (680,720)         (680,720)
Net income (loss)                                            (3,806,713)       1,001,169                -        (2,805,544)
                                         --------------- --------------- ---------------- ----------------  ----------------
Balance December 31, 2002                    13,570,188      71,908,105                -       (5,381,342)       66,526,763
Distributions to Managing Member                                      -       (1,000,979)               -        (1,000,979)
Distributions to Other Members
   ($0.91 per Unit)                                         (12,345,603)               -                -       (12,345,603)
Unrealized decrease in interest rate
   swap liability                                                     -                -        2,173,747         2,173,747
Reclassification adjustment for
   portion of swap liability charged to
   net loss                                                           -                -           64,451            64,451
Net income (loss)                                            (8,522,240)       1,000,979                -        (7,521,261)
                                         --------------- --------------- ---------------- ----------------  ----------------
Balance December 31, 2003                    13,570,188     $51,040,262              $ -     $ (3,143,144)     $ 47,897,118
Distributions to Managing Member                                      -       (1,001,155)               -        (1,001,155)
Distributions to Other Members
   ($0.91 per Unit)                                         (12,347,383)               -                -       (12,347,383)
Unrealized decrease in interest rate
   swap liability                                                     -                -        1,772,141         1,772,141
Reclassification adjustment for
   portion of swap liability charged to
   net loss                                                           -                -          645,068           645,068
Net income                                                    4,221,097        1,001,155                -         5,222,252
                                         --------------- --------------- ---------------- ----------------  ----------------
Balance December 31, 2004                    13,570,188     $42,913,976              $ -       $ (725,935)     $ 42,188,041
                                         =============== =============== ================ ================  ================


                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


                                                                              2004             2003              2002
Operating activities:
Net income (loss)                                                            $ 5,222,252     $ (7,521,261)     $ (2,805,544)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Gain on sales of assets                                                    (8,168,151)        (595,299)         (271,751)
   Depreciation of operating lease assets                                     14,770,807       20,337,442        22,784,103
   Amortization of initial direct costs                                          217,234          356,920           378,445
   Interest rate swap contracts                                                  645,068           64,451                 -
   (Recovery of) provision for doubtful accounts                                (173,000)        (180,000)          475,000
   Provision for losses and impairments                                        1,086,312        5,679,271         2,612,500
   Changes in operating assets and liabilities:
      Accounts receivable                                                        686,612          (70,591)          907,216
      Due from Managing Member                                                         -          171,119          (171,119)
      Other assets                                                              (353,264)          30,000            30,000
      Accounts payable, Managing Member                                         (276,245)         889,555                 -
      Accounts payable, other                                                   (581,761)         123,079            48,182
      Accrued interest payable                                                   (10,508)          19,665            19,199
      Unearned lease income                                                     (800,443)        (311,315)         (200,805)
                                                                         ---------------- ----------------  ----------------
Net cash provided by operating activities                                     12,264,913       18,993,036        23,805,426
                                                                         ---------------- ----------------  ----------------

Investing activities:
Proceeds from sales of lease assets                                           38,125,051       13,964,820         2,403,934
Reduction of net investment in direct financing leases                         1,843,290        1,793,351         2,134,026
Purchases of equipment on direct financing leases                                      -                -          (293,570)
Payment of initial direct costs to Managing Member                                     -                -           (37,440)
                                                                         ---------------- ----------------  ----------------
Net cash provided by investing activities                                     39,968,341       15,758,171         4,206,950
                                                                         ---------------- ----------------  ----------------

Financing activities:
Repayments of other long-term debt                                           (26,754,000)     (22,966,000)      (26,357,000)
Repayments of line of credit                                                  (9,500,000)     (20,600,000)       (4,300,000)
Borrowings under line of credit                                                        -       19,500,000        12,400,000
Distributions to Other Members                                               (12,347,383)     (12,345,603)      (12,347,756)
Proceeds of non-recourse debt                                                          -        2,563,149                 -
Repayments of non-recourse debt                                                 (569,389)      (1,656,669)         (312,109)
Distributions to Managing Member                                              (1,001,155)      (1,000,979)       (1,001,169)
Proceeds of other long-term debt                                                       -                -         3,900,000
                                                                         ---------------- ----------------  ----------------
Net cash used in financing activities                                        (50,171,927)     (36,506,102)      (28,018,034)
                                                                        ---------------- ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                           2,061,327       (1,754,895)           (5,658)
Cash and cash equivalents at beginning of year                                   508,584        2,263,479         2,269,137
                                                                         ---------------- ----------------  ----------------
Cash and cash equivalents at end of year                                     $ 2,569,911        $ 508,584       $ 2,263,479
                                                                         ================ ================  ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                               FOR THE YEARS ENDED
                        DECEMBER 31, 2004, 2003 AND 2002


                                                            2004             2003              2002

Supplemental disclosures of cash flow information:

Cash paid during the year for interest                     $ 3,478,132      $ 5,251,010       $ 6,129,560
                                                       ================ ================  ================

Schedule of non-cash transactions:

Change in fair value of interest rate swaps contracts      $ 1,772,141      $ 2,173,747        $ (680,720)
                                                       ================ ================  ================






                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The Company's business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from one to ten years.

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

                                DECEMBER 31, 2004


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

The tax basis of the Company's net assets and liabilities varies from the amounts presented in these financial statements as of December 31:

                                                    2004             2003
Financial statement basis of net assets           $ 42,188,041     $ 47,897,118
Tax basis of net assets (unaudited)                 19,582,706        2,409,944
                                               ---------------- ----------------
Difference                                        $ 22,605,335     $ 45,487,174
                                               ================ ================

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for bad debts, impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company's tax returns.

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Company's federal tax return (unaudited) for each of the years ended December 31:

                                                    2004             2003              2002

Net income (loss) per financial statements         $ 5,222,252     $ (7,521,261)     $ (2,805,544)
Adjustment to depreciation expense                     335,960       (4,676,068)      (14,111,240)
Provisions for doubtful accounts and losses           (422,738)       5,499,271         3,087,500
Adjustments to lease revenues                       22,178,232       (1,150,757)        1,616,517
                                               ---------------- ----------------  ----------------
Net income (loss) per federal tax return          $ 27,313,706     $ (7,848,815)    $ (12,212,767)
                                               ================ ================  ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 8 for a description of lessees by industry as of December 31, 2004 and 2003.

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company recorded its interest rate swap hedging instruments at fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Use of estimates:

The  preparation  of financial  statements  in  conformity  with U.S.  generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.

Basis of presentation:

The accompanying financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements:

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.

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

                                DECEMBER 31, 2004


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

The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company's position, results of operations or liquidity.

3. Investments in equipment and leases:

The Company's investments in equipment and leases consist of the following:

                                                                         Depreciation /
                                                                          Amortization
                                                                           Expense or
                                                                         Amortization of     Reclassi-
                                         December 31,      Impairment    Direct Financing  fications or     December 31,
                                              2003           Losses          Leases        Dispositions          2004
Net investment in operating leases         $ 87,112,340             $ -    $ (14,770,807)   $ (21,249,587)     $ 51,091,946
Net investment in direct financing leases    11,497,801         (36,312)      (1,843,290)      (6,526,128)        3,092,071
Assets held for sale or lease, net of
   accumulated depreciation of
   $16,086,674  in 2004 and $16,874,083
   in 2003                                    8,636,682      (1,050,000)               -       (2,181,185)        5,405,497
Initial direct costs, net of accumulated
   amortization of $1,389,906 in 2004 and
   $249,737 in 2003                             317,435               -         (217,234)               -           100,201
                                         --------------- --------------- ---------------- ----------------  ----------------
                                          $ 107,564,258    $ (1,086,312)   $ (16,831,331)   $ (29,956,900)     $ 59,689,715
                                         =============== =============== ================ ================  ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases (continued):

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of a fleet of diesel electric locomotives, rail car auto racks, manufacturing equipment and an aircraft had, as detailed below, declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. Charges to operations were recorded for the declines in value of those assets in the amounts of $1,086,312, $5,679,271, and $2,612,500 for the years ended December 31, 2004, 2003, and
2002, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31:

                               2004            2003             2002
 Depreciation expense        $14,770,807     $ 20,337,442     $ 22,784,103
 Impairment losses             1,086,312        5,679,271        2,612,500
                          --------------- ---------------- ----------------
                             $15,857,119     $ 26,016,713     $ 25,396,603
                          =============== ================ ================

Due to continued declines in markets for certain types of assets, during 2003 and 2004, management determined that the values of certain assets were impaired. The Company recorded impairment losses as follows for each of the years ended December 31:

                                         2004            2003
     Aircraft                          $ 1,050,000      $ 4,401,397
     Office automation                      36,312                -
     Locomotives                                 -          760,000
     Rail car auto racks                         -          268,373
     Manufacturing equipment                     -          249,501
                                    --------------- ----------------
                                       $ 1,086,312      $ 5,679,271
                                    =============== ================

All of the property on leases was acquired in 2002, 2001, 2000 and 1999.

Operating leases:

Property on operating leases consists of the following:

                                                                  Reclassi-
                               December 31,    Depreciation     fications or      December 31,
                                   2003           Expense       Dispositions          2004
Transportation, rail             $34,295,402              $ -   $     10,852,772  $   45,148,174
Containers                        21,165,000                -                -        21,165,000
Aircraft                          15,448,037                -                -        15,448,037
Natural gas compressors           13,677,449                -         (136,146)       13,541,303
Manufacturing                     41,079,479                -      (36,479,656)        4,599,823
Transportation, other             23,302,778                -      (20,194,790)        3,107,988
Materials handling                 7,313,238                -       (6,222,959)        1,090,279
Other                             10,991,981                -       (5,678,927)        5,313,054
                              --------------- ---------------- ----------------  ----------------
                                 167,273,364                -      (57,859,706)      109,413,658
Less accumulated depreciation    (80,161,024)     (14,770,807)      36,610,119       (58,321,712)
                              --------------- ---------------- ----------------  ----------------
                               $  87,112,340   $   (14,770,807) $   (21,249,587)  $   51,091,946
                              =============== ================ ================  ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


3. Investments in equipment and leases (continued):

Direct financing leases:

As of December 31, 2004 and 2003, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of December 31, 2004 and 2003:


                                                                  2004             2003
Total minimum lease payments receivable                       $    2,399,904 $     10,461,599
Estimated residual values of leased equipment (unguaranteed)         986,704        4,496,939
                                                             ---------------- ----------------
Investment in direct financing leases                              3,386,608       14,958,538
Less unearned income                                                (294,537)      (3,460,737)
                                                             ---------------- ----------------
Net investment in direct financing leases                     $    3,092,071 $     11,497,801
                                                             ================ ================

At December 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

                                  Direct
 Year ending    Operating        Financing
December 31,      Leases          Leases            Total
        2005   $   6,868,038  $     1,224,256 $      8,092,294
        2006       2,595,791          846,888        3,442,679
        2007       1,984,626          279,959        2,264,585
        2008       1,165,740           48,801        1,214,541
        2009         997,480                -          997,480
  Thereafter         651,810                -          651,810
              --------------- ---------------- ----------------
               $  14,263,485   $    2,399,904 $     16,663,389
              =============== ================ ================


4. Non-recourse debt:

At December 31, 2004, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 4.96% to 6.85%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2004, the carrying value of the pledged assets is $10,630,160. The notes mature from 2004 through 2007.

Future minimum payments of non-recourse debt are as follows:

          Year ending
          December 31,    Principal        Interest          Total
                  2005     $ 4,715,234       $ 180,430      $ 4,895,664
                  2006         646,128          57,792          703,920
                  2007         678,584          25,337          703,921
                        --------------- --------------- ----------------
                           $ 6,039,946       $ 263,559      $ 6,303,505
                        =============== =============== ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


5. Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program) (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 by Standard and Poor's and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (2.860% at December 31, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in April 2002. The Company had $13,192,000 outstanding under this program as of December 31, 2004.

The Program requires AFS on behalf of the Company to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. As of December 31, 2004, the Company receives or pays interest on a notional principal of $25,972,400, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps were to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

During the year, Accumulated Other Comprehensive Income ("AOCI") decreased by approximately $2,417,000 of which approximately $1,772,000 was related to the decrease in the fair value of the interest rate swap and approximately $645,000 was related to the reclassification of AOCI to earnings (included in interest expense) due to hedge ineffectiveness and upon the discontinuance of the cash flow hedges because of debt prepayments. The Company redesignated a proportionate share of the interest rate swaps as cash flow hedges in relation to the remaining outstanding long-term debt. The change in fair value of the portion of interest rate swaps not designated as hedges will be recognized in earnings.

Borrowings under the Program are as follows:

                                                   Notional           Swap          Payment Rate
                   Original        Balance          Balance           Value          on Interest
                    Amount       December 31,    December 31,     December 31,          Swap
 Date Borrowed     Borrowed          2004            2004             2004            Agreement
  11/11/1999      $ 20,000,000       $ 902,000      $ 1,910,401        $ (50,511)       6.84%
  12/21/1999        20,000,000       7,078,000       10,716,966         (841,499)       7.41%
  12/24/1999        25,000,000         257,000        1,415,061          (57,390)       7.44%
   4/17/2000         6,500,000       1,236,000        1,591,400          (61,361)       7.45%
   4/28/2000         1,900,000          47,000          199,236           (8,633)       7.72%
   8/3/2000         19,000,000         682,000        5,930,389         (314,143)       7.50%
  10/31/2000         7,500,000       1,002,000        2,044,528          (88,478)       7.13%
   1/29/2001         8,000,000               -          525,229           (1,331)       5.91%
   6/1/2001          2,000,000               -                -                -        5.04%
   9/1/2001          9,000,000         909,000        1,639,190          (12,108)       4.35%
   1/31/2002         3,900,000       1,079,000                -                -          *
                --------------- --------------- ---------------- ----------------
                 $ 122,800,000     $13,192,000     $ 25,972,400     $ (1,435,454)
                =============== =============== ================ ================


* Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


5. Other long-term debt (continued):

The long-term debt borrowings mature from 2004 through 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

                    Debt            Debt                                             Rates on
Year ending      Principal       Principal                                         Interest Swap
December 31,      Swapped       Not Swapped       Interest           Total          Agreements*
         2005     $ 5,700,000       $ 973,000        $ 724,594      $ 7,397,594     6.878%-7.172%
         2006       3,362,000          60,000          377,593        3,799,593     7.338%-7.348%
         2007       3,051,000          46,000           18,932        3,115,932     7.336%-7.346%
               --------------- --------------- ---------------- ----------------
                 $ 12,113,000     $ 1,079,000      $ 1,121,119     $ 14,313,119
               =============== =============== ================ ================

* Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.860% at December 31, 2004).

In 2004,  2003 and  2002,  the net  effect  of the  interest  rate  swaps was to
increase   interest   expense  by  $1,801,788,   $2,780,673,   and   $1,818,380,
respectively.

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

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                              2004             2003              2002
Asset management fees to Managing Member     $ 1,057,355      $ 1,517,259       $ 1,481,576
Costs reimbursements to Managing Member          752,161          820,571           869,979
                                         ---------------- ----------------  ----------------
                                             $ 1,809,516      $ 2,337,830       $ 2,351,555
                                         ================ ================  ================

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2004, 2003, and 2002, the Managing Member made such payments of $455,634, $341,269, and $193,851, respectively.

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

The Limited Partnership Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2004, AFS had incurred approximately $1,357,000 of costs that are expected to be reimbursed to AFS by the Partnership in 2005 and 2006.

7. Members' capital:

As of December 31, 2004, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Company's Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined so as to bring AFS's ending capital account balance to zero at the end of each year.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


8. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS's credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2004, 2003 and 2002 there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

                                                   2004            2003

               Transportation, rail                38%              20%
               Transportation, containers          17%              11%
               Transportation, air                 12%               *
               Natural gas                         11%               *
               Manufacturing, other                10%              18%
               Transportation, other                *               13%

               * Less than 10%

During 2004, three customers comprised 11%, 10%, and 10% of the Company's revenues from leases. During 2003, two customers comprised 13% and 10% of the Company's revenues. During 2002, one customer comprised 10% of the Company's revenues from leases.


9. Line of credit:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement                           $   75,000,000
Term loan to AFS as of December 31, 2004                                             (2,027,636)
                                                                                ----------------
Total available under the acquisition and warehouse facilities                        72,972,364

Amount borrowed by the Company under the acquisition facility - Amounts borrowed by affiliated partnerships and limited liability companies under the
     acquisition facility                                                           (30,500,000)
                                                                                ----------------
Total remaining available under the acquisition and warehouse facilities         $   42,472,364
                                                                                ================

Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and AFS.

The Company borrowed $19,500,000 and $12,400,000 under the line of credit during 2003 and 2002, respectively. In 2004, there were no borrowings under the line of credit. Repayments on the line of credit were $9,500,000, $20,600,000 and $4,300,000 during 2004, 2003 and 2002, respectively. At December 31, 2004, no amount remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank's prime rate.

                     ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


9. Line of credit (continued):

The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.


10. Fair value of financial instruments:

The recorded amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company's non-recourse debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company's non-recourse debt at December 31, 2004 is $5,924,305.

Other long-term debt:

The carrying value of the Company's other long-term debt approximates its fair value at December 31, 2004 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Line of credit:

The carrying amounts of the Company's variable interest rate line of credit approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2004.


11. Comprehensive loss:

For the years ended December 31, 2004, 2003 and in 2002, other comprehensive income (loss) consisted of the following:

                                                                              2004             2003              2002
Net income (loss)                                                            $ 5,222,252     $ (7,521,261)     $ (2,805,544)
Other comprehensive income (loss):
     Change in value of interest rate swap contracts during the year           1,772,141        2,173,747          (680,720)
     Reclassification adjustment for portion of swap liability
        charged to net loss                                                      645,068           64,451                 -
                                                                         ---------------- ----------------  ----------------
Comprehensive income (loss)                                                  $ 7,639,461     $ (5,283,063)     $ (3,486,264)
                                                                         ================ ================  ================

There were no other sources of comprehensive net loss.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


12. Selected quarterly data (unaudited):

                                                           March 31,        June 30,       September 30,     December 31,
Quarter ended                                                 2003            2003             2003              2003

Total revenues                                              $ 7,725,324      $ 7,610,699      $ 6,737,293       $ 6,475,955
Net income (loss)                                          $ (3,379,701)       $ 345,679     $ (3,372,590)     $ (1,114,649)
Net income (loss) per Limited Liability Company unit            $ (0.27)          $ 0.01          $ (0.27)          $ (0.10)

                                                           March 31,        June 30,       September 30,     December 31,
Quarter ended                                                 2004            2004             2004              2004

Total revenues                                              $ 6,750,433      $ 7,224,091      $ 7,771,649       $ 6,256,195
Net income (loss)                                            $ (418,943)     $ 1,520,704      $ 1,125,926       $ 2,994,565
Net income (loss) per Limited Liability Company unit            $ (0.05)          $ 0.09           $ 0.06            $ 0.21


13. Commitments:

At December 31, 2004, the Company had no commitments to purchase lease assets.


14. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

                                                        Allowance for
                                                          doubtful
                                        Impairments       accounts
        Balance December 31, 2001            $      -      $    41,365
        Provision                           2,612,500          475,000
        Charge offs                        (2,612,500)               -
                                       --------------- ----------------
        Balance December 31, 2002                   -          516,365
        Provision (recoveries)              5,679,271         (180,000)
        Charge offs                        (5,679,271)        (111,250)
                                       --------------- ----------------
        Balance December 31, 2003                   -          225,115
        Provision (recoveries)              1,086,312         (173,000)
        Charge offs                        (1,086,312)               -
                                       --------------- ----------------
        Balance December 31, 2004         $         -         $ 52,115
                                       =============== ================

15. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 240.13a-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

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

All of the outstanding capital stock of ATEL Financial Services LLC (the Managing Member) is held by ATEL Capital Group ("ACG"), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.

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

Dean L. Cash              Chairman of the Board of Directors of ACG, AFS, ALC,
                                AEC, AIS and ASC; President and Chief Executive Officer of ACG, AFS and AEC

Paritosh K. Choksi        Director, Executive Vice President, Chief Operating
                                Officer and Chief Financial Officer of ACG, AFS, ALC, AEC and AIS

Donald E. Carpenter       Vice President and Controller of ACG, AFS, ALC, AEC
                                and AIS; Chief Financial Officer of ASC

Vasco H. Morais           Senior Vice President, Secretary and General Counsel
                                for ACG, AFS, ALC, AIS and AEC

Dean L. Cash, age 54, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 51, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix's capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix's portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Donald E. Carpenter, age 56, joined ATEL in 1986 as controller. Prior to joining ATEL, Mr. Carpenter was an audit supervisor with Laventhol & Horwath, certified public accountants in San Francisco, California, from 1983 to 1986. From 1979 to 1983, Mr. Carpenter was an audit senior with Deloitte, Haskins & Sells, certified public accountants, in San Jose, California. From 1971 to 1975, Mr. Carpenter was a Supply Corp officer in the U. S. Navy. Mr. Carpenter received a B.S. degree in mathematics (magna cum laude) from California State University, Fresno in 1971 and completed a second major in accounting in 1978. Mr. Carpenter has been a California certified public accountant since 1981.

Vasco H. Morais, age 46, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America's equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2004, 2003 and 2001 is set forth in Item 8 of this report under the caption "Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions," at Note 6 thereof, which information is hereby incorporated by reference.

Asset Management Fee

The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee are paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company's overall debt structure) and generally managing or supervising the management of the Equipment.

AFS supervises performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

Asset Management Fee Limit:

The Asset Management Fee is subject to the Asset Management Fee Limit. The Asset Management Fee Limit is calculated each year during the Company's term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS's Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year is reduced to equal the maximum aggregate fees under the alternative fee schedule.

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

See Note 6 to the financial statements included in Part II, Item 8 for amounts paid.

Managing Member's Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS's ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2004, 2003 and 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The ultimate shareholder of AFS is the beneficial owner of Limited Liability Company Units as follows:

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

                                           2004            2003
       Audit fees                      $     177,899   $       70,025
       Audit related fees                          -                -
       Tax fees                               23,219           33,700
       Other                                       -                -
                                      --------------- ----------------
                                           $ 201,118        $ 103,725
                                      =============== ================

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

  (a)Financial Statements and Schedules
  1.     Financial Statements
         Included in Part II of this report:

          Report of Independent Registered Public Accounting Firm

          Balance Sheets at December 31, 2004 and 2003

          Statements of Operations for the years ended December 31, 2004, 2003 and 2002

          Statements of Changes in Members' Capital for the years ended December 31, 2004, 2003 and 2002

          Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

  2.     Financial Statement Schedules

          Allschedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (b)    Reports on Form 8-K for the fourth quarter of 2004 None

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



Date:    3/29/2005

                      ATEL Capital Equipment Fund VIII, LLC
                                  (Registrant)


       By: ATEL Financial Services LLC,
           Managing Member of Registrant



       By:   /s/ Dean Cash
            ------------------------------------------------
            Dean Cash,
            President and Chief Executive Officer of ATEL Financial Services LLC (Managing Member)





       By:  /s/ Paritosh K. Choksi
            ------------------------------------------------
            Paritosh K. Choksi
            Executive Vice President of ATEL Financial Services
            LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


        SIGNATURE                        CAPACITIES                      DATE



      /s/ Dean Cash       President, Chairman and Chief Executive      3/29/2005
-------------------------  Officer of ATEL Financial Services LLC
        Dean Cash



 /s/ Paritosh K. Choksi   Executive Vice President and director of     3/29/2005
-------------------------  ATEL Financial Services LLC, Principal
   Paritosh K. Choksi      financial officer of registrant; principal
                           financial officer and director of ATEL
                           Financial Services LLC



 /s/ Donald E. Carpenter Principal accounting officer of registrant; 3/29/2005 ------------------------- principal accounting officer of ATEL
   Donald E. Carpenter     Financial Services LLC







No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.