Form 10-Q
period 2005-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2005-05-16
CIK 1069152

Page 27 of 27
                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005

                       |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                            For the transition period from ____ to ____


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


  The number of Limited Liability Company Units outstanding as of March 31, 2005 was 13,570,188.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC



                                      Index



  Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

     Balance Sheets, March 31, 2005 and December 31, 2004.

     Statements of Operations for the three month periods ended March 31, 2005 and 2004.

     Statements of Changes in Members' Capital for the year ended December 31, 2004 and for the three month period ended March 31, 2005.

     Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

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

  Item 5. Other Information

  Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                                 BALANCE SHEETS

                      MARCH 31, 2005 AND DECEMBER 31, 2004



                                     ASSETS

                                                                                           March 31,
                                                                                             2005                December 31,
                                                                                             ----
                                                                                          (Unaudited)               2004
Cash and cash equivalents                                                                $      548,521           $   2,569,911
Accounts receivable, net of allowance for doubtful accounts of $85,615 in 2005 and
  $52,115 in 2004                                                                             1,641,554               1,611,290
Other assets                                                                                      3,980                 378,264
Investments in equipment and leases                                                          57,310,234              59,689,715
                                                                                       --------------------    -------------------
Total assets                                                                             $   59,504,289           $  64,249,180
                                                                                       ====================    ===================


                        LIABILITIES AND MEMBERS' CAPITAL

Long-term debt                                                                           $    9,508,000           $  13,192,000
Non-recourse debt                                                                             5,736,096               6,039,946
Line of credit                                                                                2,500,000                       -
Accounts payable and accruals:
   Managing Member                                                                            1,141,038                 613,310
   Other                                                                                        164,319                 239,038
Accrued interest payable                                                                         65,569                 105,336
Interest rate swap contracts                                                                    997,680               1,435,454
Unearned operating lease income                                                                 632,181                 436,055
                                                                                       --------------------    -------------------
Total liabilities                                                                            20,744,883              22,061,139

Members' capital:
     Accumulated other comprehensive income                                                    (673,345)               (725,935)
     Members' capital                                                                        39,432,751              42,913,976
                                                                                       --------------------    -------------------
Total Members' capital                                                                       38,759,406              42,188,041
                                                                                       --------------------    -------------------
Total liabilities and Members' capital                                                   $   59,504,289           $  64,249,180
                                                                                       ====================    ===================

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF OPERATIONS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)


Revenues:                                                            2005                    2004
                                                                     ----                    ----
Leasing activities:
   Operating leases                                           $     3,056,749         $    5,944,402
   Direct financing leases                                             56,334                340,794
   Gain on sales of assets                                            103,414                449,642
Interest                                                                3,952                    926
Other                                                                   7,046                 14,669
                                                           --------------------     -------------------
                                                                    3,227,495             6,750,433
Expenses:
Depreciation of operating lease assets                              2,253,670             4,816,678
Interest expense                                                      393,539               878,434
Asset management fees to Managing Member                              126,337               271,849
Equipment maintenance                                                  53,807               130,447
Cost reimbursements to Managing Member                                691,970               699,215
Amortization of initial direct costs                                   34,137                72,015
Professional fees                                                      38,080                81,443
Outside services                                                       22,883                51,956
Insurance                                                              28,838                42,320
Provision for doubtful accounts                                        33,500                11,000
Fair value adjustments on interest rate swap contracts              (385,184)                     -
Franchise fees and taxes                                                  102                25,000
Other                                                                  80,290                89,019
                                                           --------------------     -------------------
                                                                    3,371,969              7,169,376
                                                           --------------------     -------------------
Net loss                                                      $     (144,474)         $    (418,943)
                                                           ====================     ===================


Net income (loss):
   Managing Member                                            $       250,256         $     250,294
   Other Members                                                    (394,730)              (669,237)
                                                           --------------------     -------------------
                                                              $     (144,474)         $    (418,943)
                                                           ====================     ===================


Net loss per Limited Liability Company Unit (Other Members)   $        (0.03)         $       (0.05)

Weighted average number of Units outstanding                       13,570,188             13,570,188

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED

                                 MARCH 31, 2005
                                   (Unaudited)

                                      Other Members
                                                                                            Accumulated Other
                                                                                              Comprehensive
                                     Units                Amount         Managing Member      Income (Loss)           Total
                                     -----                ------                  ------      -------------           -----

 Balance December 31, 2003            13,570,188     $   51,040,262      $             -      $   (3,143,144)     $   47,897,118
 Distributions to Managing                     -                                        )
   Member                                                         -           (1,001,155                  -            (1,001,155)
 Distributions to Other                        -
   Members ($0.91 per Unit)                             (12,347,383)                   -                  -           (12,347,383)
 Unrealized decrease in                        -
   interest rate swap
   liability                                                      -                    -          1,772,141            1,772,141
 Reclassification adjustment                   -
   for portion of swap
   liability charged to net
   loss                                                          -                     -            645,068              645,068
 Net income                                    -         4,221,097             1,001,155                  -            5,222,252
                                  -------------    -----------------    ----------------    -----------------    -----------------
 Balance December 31, 2004            13,570,188         42,913,976                    -            (725,935)         42,188,041

 Distributions to Managing                     -                                        )
   Member                                                         -             (250,256                  -              (250,256)
 Distributions to Other                        -
   Members ($0.23 per Unit)                              (3,086,495)                   -                  -            (3,086,495)
 Reclassification adjustment                   -
   for portion of swap
   liability charged to net
   loss                                                           -                    -             52,590               52,590
 Net income (loss)                             -           (394,730)             250,256                  -              (144,474)
                                  -------------    -----------------    ----------------    -----------------    -----------------
 Balance March 31, 2005               13,570,188     $   39,432,751      $             -      $     (673,345)     $   38,759,406
                                  =============    =================    ================    =================    =================

                             See accompanying notes

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                            STATEMENTS OF CASH FLOWS

                            THREE MONTH PERIODS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

   Operating activities                                                                         2005                 2004
                                                                                                ----                 ----
  Net loss                                                                                  $       (144,474)      $   (418,943)
  Adjustment to reconcile net loss to net cash provided by operating activities:
    Gain on sales of lease assets                                                                   (103,414)          (449,642)
    Depreciation of operating lease assets                                                         2,253,670          4,816,678
    Amortization of initial direct costs                                                              34,137             72,015
    Fair value adjustment on interest rate swap contracts                                           (385,184)           (22,274)
    Provision for doubtful accounts                                                                   33,500             11,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                                           (63,764)           296,861
       Other assets                                                                                        -              7,500
       Accounts payable, Managing Member                                                             527,729           (559,132)
       Accounts payable, other                                                                       (74,719)          (566,023)
       Accrued interest payable                                                                      (39,767)            11,886
       Unearned lease income                                                                         196,126           (532,557)
                                                                                           ------------------    ---------------
  Net cash provided by operating activities                                                        2,233,840          2,667,369
                                                                                           ------------------    ---------------

  Investing activities:
  Proceeds from sales of lease assets                                                                274,834          1,485,659
  Reduction of net investment in direct financing leases                                             294,115            126,655
  Purchases of equipment on operating leases                                                             422                  -
                                                                                           ------------------    ---------------
  Net cash provided by investing activities                                                          569,371          1,612,314
                                                                                           ------------------    ---------------

  Financing activities:
  Repayments of long-term debt                                                                    (3,684,000)        (3,127,000)
  Borrowings under line of credit                                                                  3,000,000          3,500,000
  Repayments of borrowings under line of credit                                                     (500,000)        (1,000,000)
  Repayments of non-recourse debt                                                                   (303,850)          (272,893)
  Distributions to Other Members                                                                  (3,086,495)        (3,086,761)
  Distributions to Managing Member                                                                  (250,256)          (250,294)
                                                                                           ------------------    ---------------
  Net cash used in financing activities                                                           (4,824,601)        (4,236,948)
                                                                                           ------------------    ---------------

  Net (decrease) increase in cash and cash equivalents                                            (2,021,390)            42,735
  Cash and cash equivalents at beginning of period                                                 2,569,911            508,584
                                                                                           ------------------    ---------------
  Cash and cash equivalents at end of period                                                $        548,521       $    551,319
                                                                                           ==================    ===============

  Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                  $        433,306       $    866,548

  Schedule of non-cash transactions:
  Change in fair value of interest rate swap contracts                                      $        437,774       $    123,825
                                                                                           ==================    ===============

                             See accompanying notes.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies:

  Basis of presentation:

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
  (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

  Certain prior year balances have been reclassified to conform to the current period presentation.

  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

  Revenue recognition:

  Operating leases
  Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  1. Summary of significant accounting policies (continued):

  Direct finance leases
  Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company's investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

  Notes receivable
  Income from notes receivable is reported using the financing method of accounting. The Company's investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

  Initial direct costs:

  The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

  Segment Reporting:

  The Company adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assts and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Company operates in one reportable operating segment in the United States.


  2.  Organization and Limited Liability Company matters:

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

  As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

  Pursuant to the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company. AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  2.  Organization and Limited Liability Company matters (continued):

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

  3. Investment in equipment and leases:

  The Company's investment in leases consists of the following:

                                                Balance December 31,     Depreciation/     Reclassifi-cations      Balance March,
                                                                          Amortization
                                                                           Expense or
                                                                        Amortization of
                                                                        Direct Financing
                                                       2004                 Leases          & Dispositions          31, 2005
                                                       ----                ------            ------------              ----

Net investment in operating leases              $   51,091,946         $  (2,252,710)       $     567,188       $    49,406,424
Net investment in direct financing leases            3,092,071              (294,115)                  -              2,797,956
Assets held for sale or lease, net of
  accumulated depreciation of $12,856,578 in
  2005 and $16,086,674 in 2004                       5,405,497                  (960)            (364,747)            5,039,790
Initial direct costs, net of accumulated
  amortization of $1,424,044 in 2005 and
  $1,389,906 in 2004                                   100,201               (34,137)                  -                 66,064
                                               ------------------    -----------------    ----------------    -----------------
                                                $   59,689,715         $  (2,581,922)       $     202,441       $    57,310,234
                                               ==================    =================    ================    =================

  Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. For the periods ended March 31, 2005 and 2004, no assets were identified as impaired. Depreciation expense and impairment losses on property subject to operating leases and property held for lease or sale consist of the following for the three month periods ended March 31:

                                             2005                 2004
                                             ----                 ----
  Depreciation expense                 $      2,253,670    $      4,816,678
                                       ================    ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  3. Investment in equipment and leases (continued):

  Operating leases:

  Property on operating leases consists of the following:

                                          Balance               Depreciation          Reclassifications &        Balance March
                                        December 31,                                                              31, 2005
                                                                                                                      ----
                                            2004                  Expense               Dispositions
Transportation, rail                $      45,148,174        $                -       $         733,654       $     45,881,828
Containers                                 21,165,000                         -                       -             21,165,000
Aircraft                                   15,448,037                         -                       -             15,448,037
Natural gas compressors                    13,541,303                         -                       -             13,541,303
Manufacturing                               4,599,823                         -                 (61,960)             4,537,863
Transportation, other                       3,107,988                         -                       -              3,107,988
Materials handling                          1,090,279                         -                       -              1,090,279
Other                                       5,313,054                         -                       -              5,313,054
                                   --------------------     ----------------------   ---------------------   ------------------
                                          109,413,658                         -                 671,694            110,085,352
Less accumulated depreciation             (58,321,712)               (2,252,710)               (104,506)          (60,678,928)
                                   --------------------     ----------------------   ---------------------   ------------------
                                    $      51,091,946        $       (2,252,710)      $         567,188       $     49,406,424
                                   ====================     ======================   =====================   ==================

  The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

                           Equipment category             Useful Life
                           ------------------             -----------
                           Transportation, rail             30 - 40
                           Aircraft                         20 - 30
                           Manufacturing                    10 - 20
                           Materials handling                7 - 10
                           Transportation, other             7 - 10
                           Natural gas compressors           7 - 10
                           Containers                        7 - 10
                           Other                             3 - 5

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  3. Investment in equipment and leases (continued):

  Direct financing leases:

  As of March 31, 2005, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company's investment in direct financing leases as of March 31, 2005:

  Total minimum lease payments receivable                       $  2,049,455
  Estimated residual values of leased equipment (unguaranteed)       986,704
                                                              -----------------
  Investment in direct financing leases                            3,036,159
  Less unearned income                                               (238,203)
                                                              -----------------
  Net investment in direct financing leases                     $  2,797,956
                                                              =================

  All of the equipment on leases was acquired in 2002, 2001, 2000 and 1999.

  At March 31, 2005, the aggregate amounts of future minimum lease payments are as follows:

                                        Operating             Direct Financing
                                          Leases                     Leases            Total
                                          ------                     ------            -----
Nine months ending December 31, 2005 $      4,765,955        $      873,807     $      5,639,762
       Year ending December 31, 2006        2,638,733               846,888            3,485,621
                                2007        1,980,926               279,959            2,260,885
                                2008        1,161,780                48,801            1,210,581
                                2009          993,520                     -              993,520
                                2010          204,090                     -              204,090
                          Thereafter          447,720                     -              447,720
                                     ----------------        --------------     ----------------
                                      $    12,192,724         $   2,049,455      $    14,242,179
                                     ================        ==============     ================

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  4.  Non-recourse debt:

  Notes payable to financial institutions are due in varying quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes. Interest on the notes is at rates ranging from 4.96% to 6.845%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2005, the carrying value of the pledged assets was $10,184,180. The notes mature from 2005 through 2007.

  At March 31, 2005, future minimum payments of non-recourse debt are as follows:

                                         Principal            Interest            Total
Nine months ending December 31, 2005 $      4,411,385     $      102,185     $     4,513,570
       Year ending December 31, 2006          646,128             57,792             703,920
                                2007          678,583             25,337             703,920
                                     ----------------     --------------     ---------------
                                       $    5,736,096       $    185,314       $   5,921,410
                                     ================     ==============     ===============


  5. Other long-term debt:

  In 1999, the Company entered into a $70 million receivables funding program (the Program), (which was subsequently increased to $125 million), with a receivables financing company that issues commercial paper rated A1 by Standard and Poor's and P1 by Moody's Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (3.30% at March 31, 2005). The Program expired as to new borrowings in April 2002. The Company had $9,508,000 outstanding under this program as of March 31, 2005.

  The Program requires AFS, on behalf of the Company, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. As of March 31, 2005, the Company receives or pays interest on a notional principal of $22,819,087 based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of the swaps coincides with the maturity of the debt. Through the swap agreements, the interest rates have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

  The Partnership had utilized hedge accounting as prescribed under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in prior periods. Beginning in the quarter ended March 31, 2005, the Partnership is discontinuing hedge accounting and will recognize any future gain/loss in the statement of operations. Previous amounts recorded in Accumulated Other Comprehensive Income ("AOCI") related to the interest rate swaps will be recognized in earnings when the previously hedged items impact earnings. For the quarter ended March 31, 2005, the reclassification adjustment from AOCI totaled $52,950.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  5. Other long-term debt (continued):

  Borrowings under the Program are as follows:

     Date Borrowed          Original            Balance March             Notional                 Swap             Payment Rate
     -------------
                                                                          Balance                                    On Interest
                                                                         March 31,                 Value                Swap
                        Amount Borrowed           31, 2005                  2005              March 31, 2005          Agreement
                               --------              -----                  ----                       -----          ---------
       11/11/1999     $       20,000,000     $         655,000     $          1,574,040     $        (29,749)           6.84%
       12/21/1999             20,000,000             4,523,000               10,161,634             (610,134)           7.41%
       12/24/1999             25,000,000               233,000                1,217,089              (37,699)           7.44%
       4/17/2000               6,500,000             1,043,000                1,314,179              (39,650)           7.45%
       4/28/2000               1,900,000                     -                  155,519               (5,734)           7.72%
        8/3/2000              19,000,000               510,000                5,235,538             (216,559)           7.50%
       10/31/2000              7,500,000               874,000                1,796,244              (58,486)           7.13%
       1/29/2001               8,000,000                     -                        -                     -           5.91%
        6/1/2001               2,000,000                     -                        -                     -           5.04%
        9/1/2001               9,000,000               685,000                1,364,844                 331             4.35%
       1/31/2002               3,900,000               985,000                        -                     -             *
                     -- ----------------    -- ---------------    -- ------------------    -- ---------------
                      $      122,800,000     $       9,508,000     $         22,819,087     $       (997,680)
                     == ================    == ===============    == ==================    == ===============

  * Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

  Other long-term debt borrowings mature from 2005 through 2007. At March 31, 2005, future minimum payments of other long-term debt are as follows:

                                     Debt                   Debt                Interest               Total            Rates on
                                                                                --------               -----
                                  Principal              Principal                                                    Interest Swap
                                   Swapped              Not Swapped                                                    Agreements*
                                   -------              -----------                                                    -----------
         Nine months ending
          December 31, 2005   $      4,105,000      $          879,000      $      391,496      $        5,375,496    6.899%-7.172%
   Year ending December 31,
                       2006          3,349,000                  60,000             229,873               3,638,873    7.337%-7.348%
                       2007          1,069,000                  46,000              26,606               1,141,606       7.336%
                            --- --------------    --- ----------------    --- ------------    --- ----------------
                              $      8,523,000      $          985,000      $      647,975      $       10,155,975
                            === ==============    === ================    === ============    === ================

  * Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (3.30% at March 31, 2005).

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

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

  Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

  During the three month periods ended March 31, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

                                                      2005                2004
                                                      ----                ----

  Asset management fees to Managing Member    $         126,337      $        271,849
  Cost reimbursements to Managing Member                691,970               699,215
                                                                    -- --------------
                                          ----- ---------------     -- --------------
                                              $         818,307      $        971,064
                                          ===== ===============     == ==============

  The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the three month periods ended March 31, 2005 and 2004, the Managing Member made such payments of $126,300 and $96,751, respectively.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)
7.       Members' capital:

  As of March 31, 2005, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

  As defined in the Company's Operating Agreement, the Company's Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

  Distributions to the Other Members were as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     2005                2004
                                                     ----                ----
  Distributions                                 $       3,086,495    $       3,086,761
  Weighted average number of Units outstanding         13,570,188           13,570,188
  Weighted average distributions per Unit       $            0.23    $            0.23


  8.  Financing Arrangement:

  The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

  Total amount available under the financing arrangement                                                      $      75,000,000
  Term loan to AFS as of March 31, 2005                                                                              (1,482,182)
                                                                                                              -------------------
  Total available under the acquisition and warehouse facilities                                                     73,517,818

  Amount borrowed by the Company under the acquisition facility                                                      (2,500,000)
  Amounts  borrowed by  affiliated  partnerships  and limited  liability  companies  under the  acquisition
  facility                                                                                                          (13,500,000)
                                                                                                              -------------------
  Total remaining available under the acquisition and warehouse facilities                                    $      57,517,818
                                                                                                              ===================

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

  The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2005.

  As of March 31, 2005, the acquisition line of credit consists of two notes in the amount of $1,000,000 and $1,500,000. Any or the entire principal balances may be repaid then re-borrowed, on notes with maturities ranging from one day to six months, until the line is terminated in June 2006. As of March 31, 2005 the interest rates were 5.75% and 4.62% on the $1,000,000 and $1,500,000 note balances, respectively.

                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)


  9. Guarantees:

  The Company enters into contracts that contain a variety of indemnifications. The Company's maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

  In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company's contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company's contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company's similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company's performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund's performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

  Capital Resources and Liquidity

  During the first quarters of 2005 and 2004, the Company's primary activity was engaging in equipment leasing and sales activities.

  A primary source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS's success in re-leasing or selling the equipment as it comes off lease.

  The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2006. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2005 borrowings under the facility were as follows:

  Total amount available under the financing arrangement                                                      $      75,000,000
  Term loan to AFS as of March 31, 2005                                                                              (1,482,182)
                                                                                                              -------------------
  Total available under the acquisition and warehouse facilities                                                     73,517,818

  Amount borrowed by the Company under the acquisition facility                                                      (2,500,000)
  Amounts  borrowed by  affiliated  partnerships  and limited  liability  companies  under the  acquisition
  facility                                                                                                          (13,500,000)
                                                                                                              -------------------
  Total remaining available under the acquisition and warehouse facilities                                    $      57,517,818
                                                                                                              ===================

  Draws on the acquisition facility by any individual borrower are secured only by that borrower's assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

  To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services LLC ("AFS"), ATEL Leasing Corporation ("ALC"), and certain of the affiliated partnerships and limited liability companies. The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity's pro-rata share in the warehousing trust estate. The "pro-rata share" is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

  The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of March 31, 2005.

  The Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the Limited Members.

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

  In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor's and P1 from Moody's Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provided for borrowing at a variable interest rate and required AFS on behalf of the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non- recourse debt transactions. The program expired as to new borrowings in April 2002.

  No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of March 31, 2005.

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

  If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company's debt obligations, see Notes 4, 5, and 8 in the notes to the financial statements in Item 1.

  Cash Flows

  During the first quarters of 2005 and 2004, the Company's primary source of liquidity was rents from operating leases.

  In the first quarters of 2005 and 2004, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

  In both 2005 and 2004, proceeds from sales of assets and rents from direct financing leases accounted for as reductions of the Company's net investment in direct financing leases were the primary source of cash from investing activities. In the first quarter of 2005, proceeds from sales of lease assets decreased to $274,834 from $1,485,659 compared to the first quarter of 2004. Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed.

  In the first quarters of 2005 and 2004, the only sources of cash from financing activities were borrowings under the line of credit. Financing uses of cash included repayments of debt of $4,487,850 and $4,399,893 in the first quarters of 2005 and 2004, respectively. Distributions were made to Other Members in amounts of $3,086,495 and $3,086,761 and to AFS in the amounts of $250,256 and $250,294 in the first quarters of 2005 and 2004, respectively.

  Results of operations

  Operations resulted in a net loss of $144,474 in the quarter ended March 31, 2005 compared to a net loss of $418,943 in the quarter ended March 31, 2004. In the first quarters of 2005 and 2004, the Company's primary source of revenues was from operating leases. Operating lease rents decreased from $5,944,402 in the first quarter of 2004 to $3,056,749 in the first quarter of 2005. Assets sales over the last twelve months were the largest contributors to the decrease in operating lease rents. However, the overall decrease was partially offset by the re-lease of off-lease equipment over the same twelve months.

  Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company's goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

  Depreciation is related to operating lease assets and thus, to operating lease revenues. Consequently, depreciation decreased to $2,253,670 from $, 4,816,678 during the first quarters of 2005 and 2004, respectively, as a result of operating lease asset sales over the last year.

  Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. There were no impairments recognized in the first quarter of 2005 and 2004. Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets. They are limited to certain percentages of lease rents, distributions to members and certain other items. The decrease in asset management fees to $126,337 from $271,849 during the first quarters of 2005 and 2004, respectively, was a direct result of the decreases in lease revenues.

  Interest expense decreased from $878,434 in the quarter ended March 31, 2004 to $393,539 in the quarter ended March 31, 2005. Overall debt has decreased from $55,155,442 at March 31, 2004 to $17,744,096 at March 31, 2005. This
  decrease in the debt balances resulted in decreased interest charges compared to the same period in 2004.

  The provision for doubtful accounts increased from $11,000 in the first quarter of 2004 to $33,500 in the first quarter of 2005. Provisions for doubtful accounts are not expected to be consistent from one period to another.

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

  In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid. As of March 31, 2005, there was $2,500,000 outstanding on the floating rate line of credit.

  Also, the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. As of March 31, 2005, borrowings on the facility were $9,508,000 and the associated variable interest rate was 3.30%. The average fixed interest rate achieved with the swap agreements was 6.792%.


  Item 4.  Controls and procedures.

  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member had identified certain enhanced controls needed to facilitate a more effective closing of the Company's financial statements. Specifically, the Company's auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL's accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner. However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion. Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Company's ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects. In connection with management's review of the effectiveness of internal disclosure controls and procedures of the Company as of March 31, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner. In connection with their audit of the Company and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States). Furthermore, all financial statements for the Company and related programs for 2004 were issued with unqualified opinions of the independent accountants. The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the Managing Member's chief executive and chief financial officers to ensure the adequacy of the Company's disclosure and accounting controls and procedures. The Managing Member's chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

  Date:
  May 13, 2005


                      ATEL CAPITAL EQUIPMENT FUND VIII, LLC
                                  (Registrant)




                                         By: ATEL Financial Services LLC
                                             Managing Member of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of Managing Member




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant



By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller