Form 10-Q
period 2005-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2005-08-22
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒                                 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐                                 Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.

For the transition period from                 to

Commission File number 000-33103

ATEL Capital Equipment Fund VIII, LLC
(Exact name of registrant as specified in its charter)

California	94-3307404
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of June 30, 2005 was 13,570,188

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
	Unaudited
ASSETS

Cash and cash equivalents	$2,516,474	$2,569,911
Accounts receivable, net of allowance for doubtful accounts of $136,630 in 2005 and $52,115 in 2004	1,330,208	1,611,290
Other assets	56,195	378,264
Investments in equipment and leases, net	48,553,314	59,689,715
Total assets	$52,456,191	$64,249,180

LIABILITIES AND MEMBERS’ CAPITAL

Long-term debt	$7,632,000	$13,192,000
Non-recourse debt	5,736,096	6,039,946
Accounts payable and accruals:
Managing Member	1,620,582	613,310
Other	167,316	239,038
Accrued interest payable	83,485	105,336
Interest rate swap contracts	904,681	1,435,454
Unearned operating lease income	349,503	436,055
Total liabilities	16,493,663	22,061,139

Members’ capital:
Accumulated other comprehensive loss	(620,755)	(725,935)
Members’ capital	36,583,283	42,913,976
Total Members’ capital	35,962,528	42,188,041
Total liabilities and Members’ capital	$52,456,191	$64,249,180

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$5,859,947	$10,746,150	$2,803,198	$4,801,748
Direct financing leases	102,472	613,660	46,138	272,866
Gain on sales of assets	703,840	2,177,912	600,426	1,728,270
Interest income	19,379	1,773	15,427	847
Other	8,636	435,029	1,590	420,360
	6,694,274	13,974,524	3,466,779	7,224,091

Expenses:
Depreciation of operating lease assets	4,161,153	9,018,309	1,907,483	4,201,631
Interest expense	766,850	1,651,396	373,311	772,962
Asset management fees to Managing Member	288,366	579,469	162,029	307,620
Equipment maintenance	164,097	266,974	110,290	136,527
Cost reimbursements to Managing Member	705,519	719,342	13,549	20,127
Amortization of initial direct costs	59,796	137,257	25,659	65,242
Professional fees	42,834	168,469	4,754	87,026
Outside Services	44,774	92,226	21,891	40,270
Insurance	28,838	85,775	—	43,455
Provision for (Recovery of) doubtful accounts	118,600	(135,000)	85,100	(146,000)
Fair value and reclassification adjustments on interest rate swap contracts	(425,593)	—	(40,409)	—
Franchise fees and taxes	240,853	94,061	240,751	69,061
Other	154,967	194,485	74,677	105,466
	6,351,054	12,872,763	2,979,085	5,703,387
Net income	$343,220	$1,101,761	$487,694	$1,520,704

Net income (loss):
Managing Member	$500,543	500,581	$250,287	250,287
Other Members	(157,323)	601,180	237,407	1,270,417
	$343,220	$1,101,761	$487,694	$1,520,704

Net income (loss) per Limited Liability Company Unit	(0.01)	$0.04	$0.02	$0.09
Weighted average number of Units outstanding	13,570,188	13,570,188	13,570,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE
SIX MONTH PERIOD ENDED

JUNE 30, 2005
(Unaudited)

				Accumulated
				Other
	Other Members		Managing	Comprehensive
	Units	Amount	Member	Income/(Loss)	Total

Balance December 31, 2003	13,570,188	$51,040,262	$—	(3,143,144)	$47,897,118
Distributions to Managing Member	—	—	(1,001,155)	—	(1,001,155)
Distributions to Other Members ($0.91 per Unit)	—	(12,347,383)	—	—	(12,347,383)
Reclassification adjustment for portion of swap liability charged to net income	—	—	—	645,068	645,068
Unrealized change in interest rate swap liability	—	—	—	1,772,141	1,772,141
Net income	—	4,221,097	1,001,155		5,222,252
Balance December 31, 2004	13,570,188	42,913,976	—	(725,935)	42,188,041
Distributions to Managing Member	—	—	(500,543)	—	(500,543)
Distributions to Other Members ($0.455 per Unit)	—	(6,173,370)	—	—	(6,173,370)
Reclassification adjustment for portion of swap liability charged to net income	—			105,180	105,180
Net income (loss)	—	(157,323)	500,543		343,220
Balance June 30, 2005	13,570,188	$36,583,283	$—	$(620,755)	$35,962,528

See accompanying notes

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Operating activities:
Net income	$343,220	$1,101,761	$487,694	$1,520,704
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation of operating lease assets	4,161,153	9,018,309	1,907,483	4,201,631
Amortization of initial direct costs	59,796	137,257	25,659	65,242
Fair value and reclassification adjustments on interest rate swap contracts	(425,593)	(44,483)	(40,409)	(22,209)
Provision for (recovery of) doubtful accounts	118,600	(135,000)	85,100	(146,000)
Gain on sales of lease assets	(703,840)	(2,177,912)	(600,426)	(1,728,270)
Changes in operating assets and liabilities:
Accounts receivable, net	162,482	715,303	226,246	418,442
Accounts payable, Managing Member	1,007,272	201,563	479,543	760,695
Accounts payable, other	(71,722)	(568,437)	2,997	4,770
Accrued interest payable	(21,851)	23,597	17,916	11,711
Other assets	(52,215)	15,000	(52,215)	7,500
Unearned operating lease income	(86,552)	(640,296)	(282,678)	(107,739)
Net cash provided by operating activities	4,490,750	7,646,662	2,256,910	4,986,477

Investing activities:
Reduction of net investment in direct financing leases	555,890	327,461	261,775	200,806
Proceeds from sales of lease assets	7,438,247	10,319,679	7,163,413	8,834,020
Purchases of equipment on operating leases	(561)	—	(983)	—
Net cash provided by investing activities	7,993,576	10,647,140	7,424,205	9,034,826

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Financing activities:
Borrowings under the line of credit	4,000,000	7,000,000	1,000,000	3,500,000
Repayments of borrowings under the line of credit	(4,000,000)	(12,000,000)	(3,500,000)	(11,000,000)
Repayments of long-term debt	(5,560,000)	(6,530,000)	(1,876,000)	(3,403,000)
Repayments of non-recourse debt	(303,850)	(272,893)	—	—
Distributions to Other Members	(6,173,370)	(6,173,634)	(3,086,875)	(3,086,873)
Distributions to Managing Member	(500,543)	(500,581)	(250,287)	(250,287)
Net cash used in financing activities	(12,537,763)	(18,477,108)	(7,713,162)	(14,240,160)

Net (decrease) increase in cash and cash equivalents	(53,437)	(183,306)	1,967,953	(218,857)
Cash and cash equivalents at beginning of period	2,569,911	508,584	548,521	544,135
Cash and cash equivalents at end of period	$2,516,474	$325,278	$2,516,474	$325,278

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$788,701	$1,627,799	$355,395	$761,251

Schedule of non-cash transactions:
Change in fair value of interest rate swap contracts	$530,773	$1,144,671	$92,999	$1,020,846

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

1.  Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the Company) was formed under the laws of the state of California on July 31, 1998 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Company may continue until December 31, 2019.  The Managing Member of the Company is ATEL Financial Services LLC (AFS), a California limited liability company.  Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.  Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

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

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold.  The Company is governed by its Limited Liability Company Operating Agreement (Operating Agreement).

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes.  Therefore, actual results could differ from those estimates.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

Certain prior year balances have been reclassified to conform to the current period presentation.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Equipment on operating leases:

Equipment on operating leases is stated at cost.  Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Asset Valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value.  The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents.  The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

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

Direct finance leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals.  The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Notes receivable

Income from notes receivable is reported using the financing method of accounting.  The Company’s investment in notes receivable is reported as the present value of the future note payments.  The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.

Initial direct costs:

The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over a five year period, which approximates average lease term, using a straight line method.

As of June 30, 2005, the company amortized initial direct costs over sixty months on a straight line basis.  Effective July 1, 2005, the company is changing its methodology to amortizing these costs over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases.  In the opinion of the managing member the impact of the change in prior periods is immaterial.

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

3.  Investment in equipment and leases:

The Company’s investment in leases consists of the following:

	Balance December 31, 2004	Depreciation/ Amortization Expense or Amortization of Direct Financing Leases	Reclassifications & Additions/ (Dispositions)	Balance June 30, 2005

Net investment in operating leases	$51,091,946	$(4,088,868)	$(5,171,269)	$41,831,809
Net investment in direct financing leases	3,092,071	(555,890)		2,536,181
Assets held for sale or lease, net of accumulated depreciation of $7,336,546 in 2005 and $16,086,674 in 2004	5,405,497	(72,285)	(1,188,293)	4,144,919
Initial direct costs, net of accumulated amortization of $1,449,702 in 2005 and $1,389,906 in 2004	100,201	(59,796)	—	40,405
	$59,689,715	$(4,776,839)	$(6,359,562)	$48,553,314

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets.  For the six and three month periods ended June 30, 2005 and 2004, no assets were identified as impaired.  Depreciation expense on property subject to operating leases and property held for lease or sale consist of the following for the six and three month periods ended June 30:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Depreciation of operating lease assets	$4,161,153	$9,018,309	$1,907,483	$4,201,631

Operating leases:

Property on operating leases consists of the following:

			Reclassifications
	Balance		&	Balance
	December 31,	Depreciation	Additions/	June 30,
	2004	Expense	(Dispositions)	2005
Transportation, rail	$45,148,174	$—	$713,503	$45,861,677
Containers	21,165,000	—	—	21,165,000
Aircraft	15,448,037	—	—	15,448,037
Natural gas compressors	13,541,303	—	(10,781,578)	2,759,725
Manufacturing	4,599,823	—	(1,291,960)	3,307,863
Transportation, other	3,107,988	—	—	3,107,988
Materials handling	1,090,279	—	—	1,090,279
Other	5,313,054	—	—	5,313,054
	109,413,658	—	(11,360,035)	98,053,623
Less accumulated depreciation	(58,321,712)	(4,088,868)	6,188,766	(56,221,814)
	$51,091,946	$(4,088,868)	$(5,171,269)	$41,831,809

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Transportation, rail	30 - 40
Aircraft	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation, other	7 - 10
Natural gas compressors	7 - 10
Containers	7 - 10
Other	5 - 7

Direct financing leases:

As of June 30, 2005, investment in direct financing leases consists of office automation equipment, point of sale equipment and refrigerated trailers. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2005:

Total minimum lease payments receivable	$1,741,544
Estimated residual values of leases equipment (unguaranteed)	986,702
Investment in direct financing leases	2,728,246
Less unearned income	(192,065)
Net investment in direct financing leases	$2,536,181

All of the equipment on leases was acquired from 1998 through 2002.

At June 30, 2005, the aggregate amounts of future minimum lease payments are as follows:

		Direct
	Operating	Financing
	Leases	Leases	Total
Six months ending December 31, 2005	$2,372,668	$565,896	$2,938,564
Year ending December 31, 2006	2,657,489	846,888	3,504,377
2007	2,456,198	279,959	2,736,157
2008	1,371,853	48,801	1,420,654
2009	1,029,064	—	1,029,064
Thereafter	651,810	—	651,810
	$10,539,082	$1,741,544	$12,280,626

4.  Non-recourse debt:

Notes payable to financial institutions are due in varying quarterly and semi-annual installments of principal and interest. The notes are secured by assignments of lease payments and pledges of the assets which were purchased with the proceeds of the particular notes.  Interest on the notes is at rates ranging from 4.96% to 6.845%.  The notes are secured by assignments of lease payments and pledges of assets.  At June 30, 2005, the carrying value of the pledged assets was $9,738,200.  The notes mature from 2005 through 2007.

At June 30, 2005, future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2005	$4,411,384	$71,380	$4,482,764
Year ending December 31, 2006	646,128	57,792	703,920
2007	678,584	25,337	703,921
	$5,736,096	$154,509	$5,890,605

5.  Other long-term debt:

In 1999, the Company entered into a $70 million receivables funding program (the Program), (which was subsequently increased to $125 million), with a receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company.  The Program provides for borrowing at a variable interest rate (3.71% at June 30, 2005).  The Program expired as to new borrowings in April 2002.  The Company had $7,632,000 outstanding under this program as of June 30, 2005.

The Program requires AFS, on behalf of the Company, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates.  As of June 30, 2005, the Company receives or pays interest on a notional principal of $20,299,522 based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program.  No actual borrowing or lending is involved.  The termination of the swaps coincides with the maturity of the debt.  Through the swap agreements, the interest rates have been effectively fixed.  The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

The Partnership had utilized hedge accounting as prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, in prior periods.  Beginning in the quarter ended March 31, 2005, the Partnership discontinued hedge accounting and began recognizing gain/loss in the statement of operations.  Previous amounts recorded in Accumulated Other Comprehensive Income (“AOCI”) related to the interest rate swaps will be recognized in earnings when the previously hedged items impact earnings.  For the six and three month periods ended June 30, 2005, the reclassification adjustment from AOCI totaled $105,180 and $52,590, respectively.

Borrowings under the Program are as follows:

Dated Borrowed	Original Amount Borrowed	Balance June 30, 2005	Notional Balance June 30, 2005	Swap Value June 30, 2005	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000,000	$447,000	$1,232,320	$(18,153)	6.84%
12/21/1999	20,000,000	3,958,000	9,596,653	(592,405)	7.41%
12/24/1999	25,000,000	209,000	1,050,374	(27,987)	7.44%
4/17/2000	6,500,000	887,000	1,099,112	(29,038)	7.45%
4/28/2000	1,900,000	—	137,282	(4,438)	7.72%
8/3/2000	19,000,000	365,000	4,576,243	(184,101)	7.50%
10/31/2000	7,500,000	744,000	1,519,688	(47,618)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	459,000	1,087,850	(941)	4.35%
1/31/2002	3,900,000	563,000	—	—	*
	$122,800,000	$7,632,000	$20,299,522	$(904,681)

*  Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

Other long-term debt borrowings mature from 2005 through 2007.  At June 30, 2005, future minimum payments of other long-term debt are as follows:

	Swapped Debt Principal	Debt Principal Not Swapped	Interest	Total	Rates on Interest Swap Agreements**
Six months ending December 31, 2005	$2,651,000	$457,000	$234,166	$3,342,166	6.931%-7.090%
Year ending December 31, 2006	3,349,000	60,000	229,873	3,638,873	7.257%-7.315%
2007	1,069,000	46,000	26,606	1,141,606	6.898%-7.222%
	$7,069,000	$563,000	$490,645	$8,122,645

**  Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (3.71% at June 30, 2005).

6.  Related party transactions:

The terms of the Limited Liability Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Limited Liability Company Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company.  Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation.  AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment.  Reimbursable costs incurred by AFS are allocated to the Company based upon actual time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company.  Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.  AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

During the six and three month periods ended June 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Asset management fee to Managing Member	$288,366	$579,469	$162,029	$307,620
Cost reimbursements to Managing Member	705,519	719,342	13,549	20,127
	$993,885	$1,298,811	$175,578	$327,747

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes.  During the six month periods ended June 30, 2005 and 2004, the Managing Member made such payments of $177,694, $279,967, respectively.  During the three month periods ended June 30, 2005 and 2004, the Managing Member made such payments of $51,394 and $183,216, respectively.

7.  Members’ capital:

As of June 30, 2005, 13,570,188 Units were issued and outstanding.  The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Company’s Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Distributions	$6,173,370	$6,173,634	$3,086,875	$3,086,873
Weighted average number of Units outstanding	13,570,188	13,570,188	13,570,188	13,570,188
Weighted average distributions per Unit	$0.45	$0.45	$0.23	$0.23

8.  Financing Arrangement:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.  The financial arrangement is $75,000,000 and expires in June 2006.  The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan.  As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases.  Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

The credit agreement includes certain financial covenants applicable to each borrower.  The Company was in compliance with its covenants as of June 30, 2005.

9.  Guarantees:

The Company enters into contracts that contain a variety of indemnifications.  The Company’s maximum exposure under these arrangements is unknown.  However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities.  It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract.  The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any.  Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions.  The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed.  The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses.  Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote.  Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected.  In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital.  The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees.  The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms.  Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

During the first half of 2005 and 2004, the Company’s primary activity was engaging in equipment leasing and sales activities.

During 2005 and 2004, the Company’s primary sources of liquidity were rents from operating leases and proceeds from the sales of lease assets.  The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the members and to the extent expenses exceed cash flows from leases.

A primary source of liquidity, the Company has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts.  As the initial lease terms expire, the Company will re-lease or sell the equipment.  The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants.  The financial arrangement is $75,000,000 and expires in June 2006.  The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan.  As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of June 30, 2005	(936,727)
Total available under the acquisition and warehouse facilities	74,063,273

Amount borrowed by the Partnership under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)
Total remaining available under the acquisition and warehouse facilities	$63,563,273

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases.  Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.

To manage the warehousing line of credit for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services LLC (“AFS”), ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies.  The warehousing line is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities.  Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below.  When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added.  As of June 30, 2005, the investment program participants were ATEL Cash Distribution Fund VI, L.P., ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, and ATEL Capital Equipment Fund X, LLC.  Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.  The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worths, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility.  Transactions are financed through this warehousing line only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC.  When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse line collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The credit agreement includes certain financial covenants applicable to each borrower.  The Company was in compliance with its covenants as of June 30, 2005.

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

In 1999, the Company established a $70 million receivables funding program (which was subsequently increased to $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services.  In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company.  The program provided for borrowing at a variable interest rate and required AFS on behalf of the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note.  AFS believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non- recourse debt transactions.  The program expired as to new borrowings in April 2002.

No commitments of capital have been or are expected to be made other than for the acquisition of additional equipment. There were no such commitments as of June 30, 2005.

AFS expects that aggregate borrowings in the future will not exceed 50% of aggregate equipment cost.  In any event, the Limited Liability Company Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.  AFS does not anticipate any future non-recourse borrowings.

If inflation in the general economy becomes significant, it may affect the Company inasmuch as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing.  Leases already in place, for the most part, would not be affected by changes in interest rates.  For detailed information on the Company’s debt obligations, see Notes 4, 5, and 8 in the notes to the financial statements in Item 1.

Cash Flows

During the first half of 2005 and 2004, the Company’s primary sources of liquidity was operating lease rents and proceeds from the sales of lease assets.

In the first six months of 2005 and 2004, the primary source of cash from operations was rents from operating leases. Operating leases are expected to remain as the primary source of cash from operations in future periods.

In both 2005 and 2004, proceeds from sales of assets were the primary source of cash from investing activities.  For the six months period ended June 30, 2005, proceeds from the sales of assets decreased to $7,438,247 from $10,319,679 for the comparable period in 2004.  For the three month period ended June 30, 2005, proceeds from the sales of assets decreased to $7,163,413 from $8,834,020 for the comparable period in 2004.  Proceeds from the sales of lease assets are not expected to be consistent from one period to another. Sales of assets are not scheduled and are created by opportunities within the marketplace.  Asset sales are made as leases expire, as purchasers can be found and as the sales can be negotiated and completed.

In the first six months of 2005 and 2004, the only sources of cash from financing activities were borrowings under the line of credit.  The Company will borrow from the line of credit to cover short term liquidity needs and purchase of equipment until long term financing can be arranged.  For the six month period ended June 30, 2005 the Company borrowed $4,000,000 and repaid $4,000,000 to the line of credit.  For the same period in 2004, the Company borrowed $7,000,000 and repaid $12,000,000 to the line of credit.  For the three month period ended June 30, 2005 the Company borrowed $1,000,000 repaid $3,500,000 to the line of credit.  For the same three months in 2004, the Company borrowed $3,500,000 and repaid $11,000,000 to the line of credit

Other financing uses of cash included repayments of non-recourse and other long term debt of $5,863,850 and $6,802,893 in the six month periods ended June 30, 2005 and 2004, respectively.  In the three month periods ended June 30, 2005 and 2004, debt repayments were $1,876,000 and $3,403,000, respectively.  Distributions were made to Other Members in amounts of $6,173,370 and $6,173,634 and to AFS in the amounts of $500,543 and $500,581 in the six month periods ended June 30, 2005 and 2004, respectively.  Distributions were made to Other Members in amounts of $3,086,875 and $3,086,873 and to AFS in the amounts of $250,287 and $250,287 in the three month periods ended June 30, 2005 and 2004, respectively.  Repayments of debt for the six and three month periods ended June 30, 2005 decreased from the same periods in the prior year as a result of the reduction in scheduled repayments.

Results of operations

Operations resulted in net income of $343,220 for the six month period ended June 30, 2005 compared to net income of $1,101,761 for the comparable period in 2004.  For the three month period ended June 30, 2005, operations resulted in net income of $487,694 compared to net income of $1,520,704 for the comparable period in 2004.

The Company’s primary source of revenues is from operating leases. Operating lease rents decreased to $5,859,947 from $10,746,150 for the six month periods ended June 30, 2005 and 2004, respectively.  Operating lease rents decreased to $2,803,198 from $4,801,748 for the three month periods ended June 30, 2005 and 2004, respectively.  The decrease is primarily a result of sales of assets over the last twelve months.  Depreciation is related to operating lease assets and thus, to operating lease revenues.  Consequently, depreciation expense decreased in 2005 compared to 2004.  For the six month period, depreciation decreased to $4,161,153 in 2005 from $9,018,309 in 2004, and for the three month period, it decreased to $1,907,483 in 2005 from $4,201,631 in 2004.

Proceeds from sales of lease assets are not expected to be consistent from one period to another.  The Company is a finite life equipment leasing fund, which will sell assets as opportunities arise in the marketplace.  Some assets may have little or no value upon termination of the related leases, while others may have substantial value for re-lease or sale upon termination of the leases.  The anticipated residual values are a key factor in pricing and terms structured for each lease.

Management periodically reviews the carrying value of its assets on leases and assets held for lease or sale.  For the six month periods ended June 30, 2005 and 2004, no impairment charges were recognized.

Asset management fees are based on the gross lease rents of the Company plus proceeds from the sales of lease assets.  They are limited to certain percentages of lease rents, distributions to members and certain other items.  The decrease in asset management fees to $288,366 in the six months ended June 30, 2005 from $579,469 for the six month period in 2004 and to $162,029 for the three month period ended June 30, 2005 from $307,620 for the three month period in 2004 are a direct result of decreases in lease revenues.

Interest expense has decreased to $766,850 in the six month period ended June 30, 2005 from $1,651,396 in the six month period ended June 30, 2004.  For the three month periods ended June 30, interest expense decreased to $373,311 in 2005 from $772,962 in 2004.  Overall debt has decreased to $13,368,096 at June 30, 2005 from $19,231,946 at December 31, 2004.  This decrease in the debt balances has resulted in the decreased interest charges in 2005 compared to the same period in 2004.

The Company owns and leases a significant number of railcars to various lessees.  From time to time, costs are incurred in order to be able to place the railcars on a new lease.  These costs do not increase the useful life of the assets or increase their value in the marketplace.  In the six month periods ended June 30, 2005 and 2004, the Company incurred $164,097 and $266,974 of such cost.  In the three month periods ended June 30, 2005 and 2004, the Company incurred $110,290 and $136,527 of such cost.

For the six month period ended June 30, 2005, taxes and franchise fees increased to $240,853 from $94,061 for the comparable period in 2004.  Taxes and franchise fees are not consistent from period to period as the amount of taxes and fees are usually based on a number of factors such as property location, usage, revenue apportionment and other.  The fund leased a large number of assets to a single lessee whose business location and tax and fee calculation was the main driver for the increase in taxes and fees.

For the six month period ended June 30, 2005, the Company recorded a provision for doubtful accounts of $118,600.  For the comparable period in 2004, the Company recorded recoveries of doubtful accounts of $135,000.  For the three month period ended June 30, 2005, the Company record a provision of $85,100.  For the comparable period in 2004, the Company recorded recoveries of $146,000.  Recoveries and provisions for doubtful accounts are not expected to be consistent from one period to another.

For the six month period ended June 30, 2005, the Company recorded $425,593 as the recognized portion of the unrealized gain on interest rate swaps.

As of June 30, 2005, the company amortized initial direct costs over sixty months on a straight line basis. Effective July 1, 2005, the company is changing its methodology to amortizing these costs over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. In the opinion of the managing member the impact of the change in prior periods is immaterial.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company, like most other companies, is exposed to certain market risks, including primarily changes in interest rates.  The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company manages its exposure to interest rate risk by obtaining fixed rate debt.  The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables.  The payments under the leases are assigned to the lenders in satisfaction of the debt.  Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates.  Nevertheless, the Company frequently funds leases with its floating rate line of credit and is, therefore, exposed to interest rate risk until fixed rate financing is arranged, or the floating rate line of credit is repaid.  As of June 30, 2005, there were no borrowings outstanding on the floating rate line of credit.

Also, the Company entered into a receivables funding facility in 1999.  Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates.  To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed.  Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount.  The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances.  The amount paid or received represents the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate.  As of June 30, 2005, borrowings on the facility were $7,632,000 and the associated variable interest rate was 3.71%.  The average fixed interest rate achieved with the swap agreements was 6.931%.

Item 4.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005.  Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2003, the chief executive and chief financial officer of the Managing Member had identified certain enhanced controls needed to facilitate a more effective closing of the Company’s financial statements.  Specifically, the Company’s auditors advised management of a material weakness surrounding the financial statement closing process that they believe arose because ATEL’s accounting resources were not adequate to complete the closing of the books and preparation of financial statements in a timely manner.  However, it should be noted that the financial statements for that period were nevertheless issued with an unqualified opinion.  Since the beginning of 2004, ATEL hired a new corporate controller, added two assistant controllers and additional accounting staff personnel, and has instituted new procedures or revised existing procedures to ensure that the Company’s ability to execute internal controls in accounting and reconciliation in the closing process is adequate in all respects.  In connection with management’s review of the effectiveness of internal disclosure controls and procedures of the Company as of June 30, 2005, including communication with its auditors regarding the audit process, ATEL management has determined that it has successfully taken all steps necessary to resolve any outstanding issues with respect to its annual financial statement closing process and that its accounting resources are adequate to perform this process in a timely and accurate manner.  In connection with their audit of the Company and related programs for the year ended December 31, 2004, the independent accountants issued a no material weakness letter which indicates that no matters were noted involving internal control and its operation that the auditor considered to be material weaknesses as defined by the Public Company Accounting Oversight Board (United States).  Furthermore, all financial statements for the Company and related programs for 2004 were issued with unqualified opinions of the independent accountants.  The Managing Member will continue to review its accounting procedures and practices to determine their effectiveness and adequacy and will take any steps deemed necessary in the opinion of the Managing Member’s chief executive and chief financial officers to ensure the adequacy of the Company’s disclosure and accounting controls and procedures.  The Managing Member’s chief executive officer and chief financial officer have determined that no weakness in financial and accounting controls and procedures had any material effect on the accuracy and completeness of the Company’s financial reporting and disclosure included in this report.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date nor were there any significant deficiencies or material weaknesses in our internal controls, except as described in the prior paragraphs.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company.  In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations.  No material legal proceedings are currently pending against the Company or against any of its assets.

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
August 22, 2005

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
(Registrant)

By: ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant