Form 10-K/A
period 2004-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2006-09-22
CIK 1069152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
State the issuer’s revenues for the most recent fiscal year: $28,082,971.
The number of Limited Liability Company Units outstanding as of December 31, 2004 was 13,570,188.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated December 7, 1998, filed pursuant to Rule 424(b) (Commission File No. 333-62477) is hereby incorporated by reference into Part IV hereof.

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund VIII, LLC (the “Company”) was formed under the laws of the State of California in July 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.
The Company conducted a public offering of 15,000,000 of Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received and AFS requested that the subscriptions, except those received from Pennsylvania investors (7,500 Units, $75,000), be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). As of November 30, 2000, the Company had received subscriptions for 13,570,188 ($135,701,880) Units including to the Initial Members’ Units and the offering was terminated. All subscribed Units were issued and outstanding as of December 31, 2004.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
Narrative Description of Business
The Company has acquired and intends to acquire various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. It is the intention of AFS that a majority of the aggregate purchase price of equipment will represent equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.
The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.
As of December 31, 2004, the Company had purchased equipment with a total acquisition price of $245,736,450.
The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities (as described above).
During 2004, 2003 and 2002, certain lessees generated significant portions of the Company’s total lease revenues as follows:

		Percentage of Total Lease
	Type of	Revenues
Lessee	Equipment	(Restated)
		2004	2003	2002
Overnite Transportation Company	Tractors and trailers	10%	10%	10%
GE Aircraft Engines	Manufacturing	10%	*	*
Emery Worldwide Airlines	Aircraft	*	13%	*

*	Less than 10%
These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the reinvestments, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.
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

	Purchase Price
	Excluding	Percentage of Total
Asset Types	Reinvestment Fees	Reinvestments
Transportation, rail	$59,769,940	24.32%
Manufacturing	44,048,583	17.93%
Aircraft	38,535,439	15.68%
Transportation, other	46,986,721	19.12%
Gas compressors	13,848,465	5.64%
Materials handling	11,018,547	4.48%
Point of sale / office automation	8,677,566	3.53%
Storage tanks	6,712,090	2.73%
Marine vessels	3,952,500	1.61%
Other *	12,186,599	4.96%

	$245,736,450	100.00%

*	Individual asset types included in “Other” represent less than 2% of the total.

	Purchase Price	Percentage
	Excluding	of Total
Industry of Lessee	Reinvestment Fees	Reinvestments
Transportation, rail	$59,769,940	24.31%
Transportation, air	38,535,439	15.68%
Manufacturing, other	34,889,583	14.20%
Transportation, other	27,245,340	11.09%
Transportation, containers	21,228,750	8.64%
Manufacturing, electronics	20,901,071	8.51%
Retail	18,056,010	7.35%
Natural gas	13,848,465	5.64%
Other *	11,261,852	4.58%

	$245,736,450	100.00%

*	Individual lessee industries included in “Other” represent less than 2% of the total.

Through December 31, 2004, the Company has disposed of certain leased assets as set forth below:

	Original
	Equipment		Excess of
	Cost Excluding		Rents Over
Asset Types	Reinvestment Fees	Sale Price	Expenses *
Manufacturing	$34,112,740	$18,185,894	$32,248,861
Transportation, other	19,308,178	7,577,611	17,506,246
Transportation, rail	14,199,087	13,889,782	5,716,661
Aircraft	14,123,602	3,980,000	5,829,737
Point of sale / office automation	10,764,080	2,392,537	11,337,335
Materials handling	6,748,331	2,008,953	6,438,521
Storage tanks	6,712,090	6,800,000	1,035,726
Other	2,431,379	1,073,070	2,112,604

	$108,399,487	$55,907,847	$82,225,691

*	Includes only those expenses directly related to the production of the related rents.
For further information regarding the Company’s equipment lease portfolio as of December 31, 2004, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.
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
Solectron:
This is a matter whereby the Company has declared a lessee in default for failure to pay rent in a timely manner, and for other various defaults. A claim was filed on August 29, 2002, by AFS on behalf of the Company. The lessee filed a counter-claim against the Company asserting unfair business practices. In 2003, the Company elected to dismiss its suit and subsequently obtained a corresponding dismissal of Solectron’s counter-claim. The Company settled this matter in 2004 for $406,348.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS
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
ERISA Valuation
In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of September 30, 2004. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of January 1, 2005. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.
After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unit holders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of September 30, 2004, the value of the Company’s assets, calculated on this basis, was approximately $6.10 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.
Distributions
The record holders of units are entitled to certain distributions as provided under the Operating Agreement.
AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company, such available cash from operations and cash from sales or refinancing as may be necessary to cause total distributions to the Members for each year during the Reinvestment Period to equal an amount between $0.80 and $1.00 per Unit, which was to be determined by AFS. In 2001, AFS determined that amount to be $0.91 per Unit. The Company’s Reinvestment Period ends December 31, 2006.
Investors may elect to receive distributions either on a monthly or quarterly basis.
The rate for monthly distributions from 2004 operations was $0.0758 per Unit. The distributions were paid in February through December 2004 and in January 2005. For each quarterly distribution (paid in April, July and October 2004 and in January 2005) the rate was $0.2275 per Unit. Distributions were from 2004 cash flows from operations.
The rate for monthly distributions from 2003 operations was $0.0758 per Unit. The distributions were paid in February through December 2003 and in January 2004. For each quarterly distribution (paid in April, July and October 2003 and in January 2004) the rate was $0.2275 per Unit. Distributions were from 2003 cash flows from operations.
The rate for monthly distributions from 2002 operations was $0.0758 per Unit. The distributions were paid in February through December 2002 and in January 2003. For each quarterly distribution (paid in April, July and October 2002 and in January 2003) the rate was $0.2275 per Unit. Distributions were from 2002 cash flows from operations.

The following table presents summarized information regarding distributions to members other than AFS (Other Members):

	2004	2003	2002	2001	2000
Net income (loss) per Unit, based on weighted average Units outstanding, as restated	$0.29	$(0.57)	$(0.31)	$(0.03)	$(0.41)
Return of investment, as restated	0.62	1.48	1.22	0.94	1.33

Distributions per unit, based on weighted average units outstanding, as restated	0.91	0.91	0.91	0.91	0.92
Differences per Unit due to timing of distributions	—	—	—	0.01	0.03

Actual distribution rates per Unit	$0.91	$0.91	$0.91	$0.92	$0.95

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial data of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Item 8 of this report.

	2004	2003	2002	2001	2000
	Restated	Restated	Restated	Restated	Restated
Gross revenues	$28,082,971	$28,693,903	$32,783,182	$43,794,097	$31,047,485
Net income (loss)	$4,975,349	$(6,742,083)	$(3,178,988)	$539,152	$(3,540,079)
Weighted average of Other Members’ Units	13,570,188	13,570,188	13,570,188	13,570,188	10,634,792
Net income (loss) allocated to Other Members	$3,974,194	$(7,743,062)	$(4,180,157)	$(465,764)	$(4,335,088)
Net income (loss) per Other Members’ Units, based on weighted average of Other Members’ Units outstanding	$0.29	$(0.57)	$(0.31)	$(0.03)	$(0.41)
Distributions per Other Members’ Units, based on weighted average of Other Members’ Units outstanding	$0.91	$0.91	$0.91	$0.91	$0.92
Total assets	$63,877,176	$109,972,043	$153,688,187	$184,765,395	$199,298,645
Non-recourse and other long-term debt	$19,231,946	$46,555,335	$68,614,855	$91,383,964	$93,993,744
Total Members’ capital	$41,518,905	$47,474,885	$65,325,352	$82,533,985	$100,104,053
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events, other than as required by law.
Restated Financial Results
This Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of ATEL Capital Fund VIII, LLC Financial Statements. Accordingly, the discussion and the amounts included in this MD&A have been revised to reflect the restated financial information.

Revenues and Gain on Sales of Assets:
The Company’s Managing Member determined that the accounting methodology relating to certain utilization leases must be modified to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the Managing Member concluded that the Company was inappropriately recognizing revenue on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. For the years ended 2002, 2003 and 2004, adjustments were made to restate operating lease revenues and accounts receivable. These revenue adjustments resulted in: (1) decreasing revenue by $146,793 for the year ended 2002; (2) increasing revenue by $144,632 for the year ended 2003; and (3) decreasing revenue by $426,748 for the year ended 2004 with corresponding increases and decreases in accounts receivable, respectively. There were no such revenue adjustments in the periods prior to January 1, 2002. Additionally, in the year 2004, the Company sold an asset that had been incorrectly depreciated in the years 2000 through 2004. As a result, the Company had to correct depreciation in each respective year, discussed below in “Depreciation of Operating Lease Assets”, and accordingly adjust the net book value and gain on sales of assets when sold in 2004. In 2004, this adjustment resulted in an increase in gain on sale of assets of $507,351 with corresponding increase in investment in equipment and leases, net of $547,466 and a decrease in depreciation expense of $40,115 also discussed below a “Depreciation of Operating Lease Assets”.
Depreciation of Operating Lease Assets
As discussed above, in the year 2004, the Company sold an asset that had been incorrectly depreciated in the years 2000 through 2004. As a result, the Company had to correct depreciation in each respective year. Additionally, in the year 2002, the Company over recorded depreciation expense that should have been recorded in 2003. These depreciation adjustments resulted in increasing depreciation expense by $201,698 for periods prior to January 1, 2002 related to the asset sold in 2004 with a corresponding increase in accumulated depreciation. In the year 2002, depreciation expense increased by $18,871 with a corresponding increase in accumulated depreciation, which was the net effect of the two adjustments discussed above. The first adjustment was to decrease depreciation expense by $154,013 for the over recording of depreciation expense in 2002 with a corresponding decrease in accumulated depreciation. The second adjustment was to increase depreciation expense by $172,884 for the asset sold in 2004 that was incorrectly depreciated in the years 2000 through 2004 with a corresponding increase in accumulated depreciation. In the year 2003, depreciation expense increased by $326,897 with a corresponding increase in accumulated depreciation, which was the net effect of the two adjustments discussed above. The first adjustment was to increase depreciation expense by $154,013 to record depreciation expense in 2003 that was recorded in 2002 with a corresponding increase to accumulated depreciation. The second adjustment was to also increase depreciation expense by $172,884 for the asset sold in 2004 that was incorrectly depreciated in the years 2000 through 2004. In the year 2004, depreciation expense was decreased by $40,115 for the asset sold in 2004 that was incorrectly depreciated in the years 2000 through 2004 with a corresponding decrease in gain on sale of assets.
Initial Direct Costs to Originate or Acquire Loans and Leases and Cost Reimbursements to Managing Member
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
For periods prior to January 1, 2002, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in decreasing cost reimbursements to Managing Member for acquisition expense by $845,702 with a corresponding increase in investment in equipment and leases, net. This decrease to cost reimbursements to Managing Member was offset by an increase of $166,403 discussed below in “Accrued Liabilities”. Additionally, these prior to January 1, 2002 IDC adjustments resulted in increasing IDC amortization expense by $315,595 with a corresponding increase in accumulated amortization. For the year ended 2002, a similar adjustment was made to restate IDC costs and related IDC amortization expense. The adjustment in this year resulted in: (1) increasing cost reimbursements to Managing Member for acquisition expense by $25,602 with a corresponding decrease in investment in equipment and leases, net, and (2) increasing IDC amortization expense by $153,639 with a corresponding increase in accumulated amortization. For the years 2003 and 2004, the Company incurred no IDC. However, the aforementioned IDC adjustments resulted in increasing IDC amortization expense by $96,796 and $232,930, respectively, with corresponding increases in accumulated amortization for the years 2003 and 2004, respectively.
Accrued liabilities
The Company’s Managing Member determined, through a detailed review of cash disbursements, that certain liabilities had not been recorded in the correct periods. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts.
For the periods prior to January 1, 2002, adjustments were made to restate certain operating expenses and Other Members’ capital. These adjustments resulted in: (1) increasing interest expense by $908,420 with a corresponding increase in accrued interest payable; (2) increasing cost reimbursements to Managing Member by $166,403 with a corresponding increase in accounts payable Managing Member; (3) increasing certain operating expenses, which include professional fees and other expense, by $96,621 with a corresponding increase in accounts payable other; and (4) decreasing insurance expense by $15,068 with a corresponding decrease in accounts payable other.
For the year ended 2002, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense by $54,546 with a corresponding decrease in accrued interest payable; (2) increasing railcar maintenance expense by $232,516 with a corresponding increase in accounts payable other; and (3) increasing certain operating expenses, which include franchise fees and taxes on income, aircraft inspection and maintenance and other expense, by $64,037 with a corresponding increase in accounts payable other.
For the year ended 2003, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense by $782,313 with a corresponding decrease to accrued interest payable; and (2) decreasing railcar maintenance by $217,006 with a corresponding decrease in accounts payable other; and (3) decreasing certain operating expenses, which include cost reimbursement to Managing Member, professional fees, insurance, franchise fees and taxes on income, aircraft inspection and maintenance and other expense by $268,920 with a corresponding decrease to accounts payable Managing Member of $154,566 and accounts payable other of $114,354.
For the year ended 2004, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing certain operating expenses, which include railcar maintenance, professional fees, insurance, and franchise fees and taxes on income by $187,641 with a corresponding increase accounts payable other; (2) decreasing other expense by $30,656 with a corresponding decrease in accounts payable other; and (3) decreasing interest expense by $22,294 with a corresponding decrease in accrued interest payable.
Accounts Receivable and Allowance for Bad Debt:
The Company’s Managing Member determined that the provision for bad debt expense and the related corresponding allowance for bad debts was overstated in 2002 by $210,000. The Company corrected this overstatement in 2002 by increasing the recovery of doubtful accounts by $210,000. As a result, the Managing Member concluded that the provision for doubtful accounts and the related allowance be adjusted, accordingly. These adjustments resulted in: (1) decreasing the provision for doubtful accounts by $210,000 with a corresponding decrease in the allowance in the year ended 2002; and (2) increasing the provision for doubtful accounts by $210,000 with a corresponding increase in the allowance in the year ended 2003.
Effect to net income/(loss) and Other Members’ capital
The above adjustments to revenues, depreciation expense, IDC cost and related amortization, as well as period-end liabilities and accounts receivable had the effect of decreasing 2004 net income by $246,903 or $0.02 per Other Members’ Limited Liability Company Unit, decreasing 2003 net loss by $779,178 or $0.06 per Other Members’ Limited Liability Company Unit and increasing 2002 net loss by $373,444 or $0.03 per Other Members’ Limited Liability Company Unit. Other Members’ capital was accordingly reduced in 2004, increased in 2003 and decreased in 2002 as a result. The cumulative income statement adjustments to periods prior to January 1, 2002 had the effect of increasing net loss by $827,967 or $0.06 per Other Members’ Limited Liability Company Unit and correspondingly decreased Other Members’ capital.
The net impact of the restatements decreased Other Members’ capital by $669,136 as of December 31, 2004 to $41,518,905 which represents less than a 1% reduction to the original $135,701,880 in capital contributions. See Note 3 to the Company’s Financial Statements for further discussion.
The adjustments were non-cash transactions and did not affect distributions to the Other Members and the Managing Member.
Capital Resources and Liquidity
The Company commenced its offering of Units on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). The offering was terminated on November 30, 2000. Total proceeds of the offering were $135,701,880. The Company’s public offering provided for a total maximum capitalization of $150,000,000.
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
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an reinvestment facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the reinvestment and warehouse facilities	72,972,364
Amount borrowed by the Company under the reinvestment facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(30,500,000)

Total remaining available under the reinvestment and warehouse facilities	$42,472,364

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and AFS.
The Company borrowed $19,500,000 and $12,400,000 under the line of credit during 2003 and 2002, respectively. In 2004, there were no borrowings under the line of credit. Repayments on the line of credit were $9,500,000, $20,600,000 and $4,300,000 during 2004, 2003 and 2002, respectively. At December 31, 2004, no amount remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate.
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
AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the reinvestment of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however, that: (i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.
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
See Item 7a and Note 6 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding this program and related interest rate swaps.
The Company will continue to use its sources of non-recourse secured debt financing on a transaction basis as a means of mitigating credit risk.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
See Note 5 to the financial statements, Non-recourse debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding non-recourse debt.
The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999. See Items 5 and 6 for additional information regarding distributions.
If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Cash Flows
2004 vs. 2003:
In 2004 and 2003, the Company’s primary source of cash from operations was the rents from operating lease activities. Cash flow from operations decreased by $6,728,123 from $18,993,036 in 2003 to $12,264,913 in 2004. The change was primarily due to the change in earnings before considering accounting gains, depreciation, amortization, interest rate swap contracts provisions of $6,515,312 augmented by: (1) a decrease of $489,128 in advance payments from lessees; (2) a reduction in accounts payable to both the Managing Member and others of $1,251,665; (3) an increase in spending on other assets of $383,264 and offset by: (1) a decrease in accounts receivable of $1,332,904, and (2) a decrease in accrued interest payable of $729,846.
In 2004 and 2003, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from sales of lease assets increased by $24,160,231 from $13,964,820 to $38,125,051 in 2004. Assets sold in 2004 comprised of manufacturing, trucks and trailers, materials handling, and storage facility, totaling $70,370,000 in original costs. Assets sold in 2003 consisted largely of aircraft, rail transportation and manufacturing equipment, totaling $24,469,000 in original costs. It was this increase that gave rise to the increase in cash flows from asset sales. Investing activities also included cash flows from direct financing leases in both 2003 and 2004. Cash received on these leases increased by $49,939 from $1,793,351 in 2003 to $1,843,290 in 2004.
There were no new sources of cash from financing activities in 2004. In 2003, sources of cash from financing activities consisted of borrowings on the line of credit of $19,500,000 and the proceeds of a new $2,563,149 non-recourse note payable. The Company used an additional $13,665,825 of cash in financing activities for the year ended 2004 compared to the year ended 2003 resulting from a total of $50,171,927 of cash used in financing activities. This use of cash was primarily due to: (1) repayments on the line of credit of $9,500,000; (2) payments under long term obligations of $26,754,000; (3) repayments on non-recourse debt of $569,389; (4) distributions to Other Members of $12,347,383; and (5) distributions to Managing Member of $1,001,155.
2003 vs. 2002:
In 2003 and 2002, the Company’s primary source of operating cash flows was rents received from operating leases. Cash flows provided by operating activities decreased by $4,774,950 from $23,767,986 in 2002 to $18,993,036 in 2003. The change was primarily due to an increase in losses before considering accounting gains, depreciation, amortization, interest rate swap contracts, recoveries and provisions of $3,207,424 augmented by: (1) an increase in accounts receivable of $1,271,393; (2) an increase in accrued interest payable of $727,301; and (3) a decrease of $110,510 in advance payments from lessees and offset by (1) an decrease in amounts due from the Managing Member of $342,238 and (2) an decrease in payments on accounts payable to both the Managing Member and others of $185,587.
In 2003 and 2002, sources of cash from investing activities consisted of proceeds from sales of lease assets and cash flows from direct financing leases. Proceeds from sales of lease assets increased by $11,560,886 from $2,403,934 in 2002 to $13,964,820 in 2003. Assets sold in 2003 consisted largely of aircraft, rail transportation and manufacturing equipment. Assets sold in 2002, consisted primarily of office automation equipment. In 2002, assets with an original cost of approximately $5,585,000 were sold. In 2003, that increased to approximately $24,469,000. It was this increase that gave rise to the increase in cash flows from asset sales. Investing activities also included cash flows from direct financing leases in both 2002 and 2003. Cash received on these leases decreased by $340,675 from $2,134,026 in 2002 to $1,793,351 in 2003.
In 2002, financing sources of cash consisted of borrowings on the line of credit of $12,400,000 and the proceeds of other long-term debt of $3,900,000. The Company used an additional $8,488,068 in cash in financing activities for the year ended 2003 compared to the year ended 2002 resulting in a total of $36,506,102 of cash used in financing activities. This use of cash was primarily due to: (1) repayments of other long term debt of $22,966,000; (2) repayments on the line of credit of $20,600,000; (3) repayments of non-recourse debt of $1,656,669; (4) distributions to other members of $12,345,603; and (5) distributions to Managing Member of $1,000,979. These uses of cash were offset by: (1) borrowings under the line of credit of $19,500,000 and (2) proceeds from non-recourse debt of $2,563,149.
Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value upon termination of the related leases, while others will be expected to have substantial value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose such assets during the course of its term.

Results of Operations
As of January 13, 1999, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed until 2001, the results of operations in 2001 are not expected to be comparable to future periods.
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
2004 vs. 2003:
The primary source of revenues in both years was rents from operating leases. However, rents from operating leases have continued to decrease. Revenues from operating leases decreased by $9,384,034 from $27,083,056 in 2003 to $17,699,022 in 2004 as a result of asset sales. Offsetting this decline in operating lease revenues was an increase in gains on sale of assets of $8,080,203 from $595,299 in 2003 to $8,675,502 in 2004.
Operations resulted in a net income of $4,975,349 in 2004 versus a net loss of $6,742,083 in 2003. The change in operating results were primarily the result of: (1) a decrease in depreciation expense of $5,933,647 from $20,664,339 in 2003 to $14,730,692 in 2004 as a result of assets sales; (2) a decrease in the provision for impairment and losses of $4,592,959 from $5,679,271 in 2003 to $1,086,312 in 2004 as a result of railcar sales in 2004; (3) a decrease in interest expense of $1,043,032 from $4,488,362 in 2003 to $3,445,330 in 2004 as a result of repayments on non-recourse and other long-term debt; and (4) a decrease in asset management fees to Managing Member of $459,904 from $1,517,259 in 2003 to $1,057,355 in 2004 as a result of decreasing revenues.
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair value of an aircraft had declined in value to the extent that the carrying value had become impaired. The fair value of the asset was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the aircraft in the amount of $1,050,000 for the year ended December 31, 2004. See Note 4 to the financial statements, Investments in equipment and leases, net, and Note 15 Reserves, impairment losses and provisions for doubtful accounts, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding impairment losses.
2003 vs. 2002:
Operations resulted in an increase in net losses of $3,563,095 from $3,178,988 in 2002 to $6,742,083 in 2003. The increase in net losses were primarily the result of: (1) a decrease in operating lease revenue of $4,408,347 from $31,491,403 in 2002 to $27,083,056 in 2003 as a result of asset sales; and (2) an increase in the provision for impairment losses of $3,066,771 from $2,612,500 in 2002 to $5,679,271 in 2003 primarily as a result of management’s determination that the fair value of certain of the Company’s locomotives, railroad auto racks, manufacturing equipment and an aircraft had declined in value to the extent that the carrying values had become impaired. The decrease in revenue and increases in certain expenses we partially offset by: (1) a decrease in depreciation expense of $2,138,635 from $22,802,974 in 2002 to $20,664,339 in 2003 as a result of asset sales; and (2) a decrease in interest expense of $1,605,851 from $6,094,213 in 2002 to $4,488,362 in 2003 as a result of repayments of non-recourse and other long-term debt.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair values of a fleet of diesel electric locomotives, railroad auto tracks, manufacturing equipment and an aircraft had declined in value to the extent that the carrying value had become impaired. The fair value of the asset was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of those assets in the amount of $5,679,271 for the year ended December 31, 2003. See Note 4 to the financial statements, Investments in equipment and leases, net, and Note 15 Reserves, impairment losses and provisions for doubtful accounts, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding impairment losses.
Derivative Financial Instruments
In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
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
The Company adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Company recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See Note 6 to the financial statements, Other long-term debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.
Recent Accounting Pronouncements
On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Critical Accounting Policies
The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significant complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.
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
Direct financing leases are placed in a non-accrual status (no revenue recognized) based on specifically identified lessees. Such leases are only returned to an accrual status based on a case by case review by AFS. Direct financing leases are charged off on specific identification by AFS.
Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved.
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
Allowances for losses on operating and direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company’s financial position and results of operations.

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
Also, as described in Item 7 in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility varies, the Company is exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company enters into interest rate swaps that effectively convert the underlying interest characteristic on the facility from floating to fixed.
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
In general, these swap agreements eliminate the Company’s interest rate risk associated with variable interest rate borrowings. However, the Company is exposed to and manages credit risk associated with the counterparty to the swap agreement by dealing only with institutions it considers financially sound. If these agreements were not in place, based on the Company’s facility borrowings at December 31, 2004, a hypothetical 1.00% increase or decrease in market interest rates would increase or decrease the Company’s 2004 variable interest expense by approximately $103,714.
See the Notes to the financial statements as set forth in Part II, Item 8 for additional information.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
ATEL Capital Equipment Fund VIII, LLC
We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2004, 2003 and 2002.

/s/ Ernst & Young LLP
San Francisco, California
March 9, 2005
except for Note 3,
as to which the date is September 8, 2006

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Restated)

	2004	2003
ASSETS

Cash and cash equivalents	$2,569,911	$508,584
Accounts receivable, net of allowance for doubtful accounts of $52,115 in 2004 and $225,115 in 2003	1,182,382	2,124,902
Prepaid expenses	47,602	54,533
Other assets	378,264	25,000
Investments in equipment and leases, net	59,699,017	107,259,024

Total assets	$63,877,176	$109,972,043

LIABILITIES AND MEMBERS’ CAPITAL

Long-term debt	$13,192,000	$39,946,000
Non-recourse debt	6,039,946	6,609,335
Line of credit	—	9,500,000
Accounts payable and accruals:
Managing Member	660,890	952,713
Other	439,322	857,611
Accrued interest payable	154,604	187,406
Interest rate swap contracts	1,435,454	3,207,595
Unearned operating lease income	436,055	1,236,498

Total liabilities	22,358,271	62,497,158

Members’ capital:
Accumulated other comprehensive income	(725,935)	(3,143,144)
Managing Member	—	—
Other Members’	42,244,840	50,618,029

Total Members’ capital	41,518,905	47,474,885

Total liabilities and Members’ capital	$63,877,176	$109,972,043

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Revenues:
Leasing activities:
Operating leases	$17,699,022	$27,083,056	$31,491,403
Direct financing leases	1,178,202	864,509	807,678
Gain on sales of assets	8,675,502	595,299	271,751
Interest	6,194	5,717	15,547
Other	524,051	145,322	196,803

	28,082,971	28,693,903	32,783,182

Expenses:
Depreciation of operating lease assets	14,730,692	20,664,339	22,802,974
Provision for losses and impairments	1,086,312	5,679,271	2,612,500
Interest expense	3,445,330	4,488,362	6,094,213
Asset management fees to Managing Member	1,057,355	1,517,259	1,481,576
Railcar maintenance	482,050	791,868	447,525
Cost reimbursements to Managing Member	752,161	666,005	858,141
Amortization of initial direct costs	450,164	453,716	532,084
Professional fees	243,877	475,195	176,094
Insurance	196,711	182,739	—
(Recovery of) provision for doubtful accounts	(173,000)	30,000	265,000
Aircraft inspection and maintenance	—	132,510	216,268
Taxes on income and franchise fees	264,377	70,684	124,239
Other	571,593	284,038	351,556

	23,107,622	35,435,986	35,962,170

Net income (loss)	$4,975,349	$(6,742,083)	$(3,178,988)

Net income (loss):
Managing Member	$1,001,155	$1,000,979	$1,001,169
Other Members	3,974,194	(7,743,062)	(4,180,157)

	$4,975,349	$(6,742,083)	$(3,178,988)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.29	$(0.57)	$(0.31)

Weighted average number of Units outstanding (Other Members)	13,570,188	13,570,188	13,570,188
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

				Other
			Managing	Comprehensive
	Other Members		Member	Income (Loss)	Total
	Units	Amount
Balance December 31, 2001, as previously reported	13,570,188	$88,062,574	$—	$(4,700,622)	$83,361,952
Cumulative effect of prior period adjustments (see Note 3)		(827,967)	—	—	(827,967)

Balance December 31, 2001	13,570,188	87,234,607	—	(4,700,622)	82,533,985

Distributions to Other Members ($0.91 per Unit)		(12,347,756)	—	—	(12,347,756)
Distributions to Managing Member		—	(1,001,169)	—	(1,001,169)
Unrealized increase in interest rate swap liability		—	—	(680,720)	(680,720)
Net income (loss)		(4,180,157)	1,001,169	—	(3,178,988)

Balance December 31, 2002	13,570,188	70,706,694	—	(5,381,342)	65,325,352
Distributions to Other Members ($0.91 per Unit)		(12,345,603)	—	—	(12,345,603)
Distributions to Managing Member		—	(1,000,979)	—	(1,000,979)
Unrealized decrease in interest rate swap liability		—	—	2,173,747	2,173,747
Reclassification adjustment for portion of swap liability charged to net loss		—	—	64,451	64,451
Net income (loss)		(7,743,062)	1,000,979	—	(6,742,083)

Balance December 31, 2003	13,570,188	50,618,029	—	(3,143,144)	47,474,885
Distributions to Other Members ($0.91 per Unit)		(12,347,383)	—	—	(12,347,383)
Distributions to Managing Member		—	(1,001,155)	—	(1,001,155)
Unrealized decrease in interest rate swap liability		—	—	1,772,141	1,772,141
Reclassification adjustment for portion of swap liability charged to net loss		—	—	645,068	645,068
Net income		3,974,194	1,001,155	—	4,975,349

Balance December 31, 2004	13,570,188	$42,244,840	$—	$(725,935)	$41,518,905

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
(Restated)

	2004	2003	2002
Operating activities:
Net income (loss)	$4,975,349	$(6,742,083)	$(3,178,988)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(8,675,502)	(595,299)	(271,751)
Depreciation of operating lease assets	14,730,692	20,664,339	22,802,974
Amortization of initial direct costs	450,164	453,716	532,084
Interest rate swap contracts	645,068	64,451	—
(Recovery of) provision for doubtful accounts	(173,000)	30,000	265,000
Provision for losses and impairments	1,086,312	5,679,271	2,612,500
Changes in operating assets and liabilities:
Accounts receivable	1,115,520	(217,384)	1,054,009
Due from Managing Member	—	171,119	(171,119)
Prepaid expenses	6,931	(12,684)	(26,537)
Other assets	(353,264)	30,000	30,000
Accounts payable, Managing Member	(291,823)	740,715	(540)
Accounts payable, other	(418,289)	(199,162)	356,506
Accrued interest payable	(32,802)	(762,648)	(35,347)
Unearned lease income	(800,443)	(311,315)	(200,805)

Net cash provided by operating activities	12,264,913	18,993,036	23,767,986

Investing activities:
Proceeds from sales of lease assets	38,125,051	13,964,820	2,403,934
Reduction of net investment in direct financing leases	1,843,290	1,793,351	2,134,026
Purchases of equipment on direct financing leases	—	—	(293,570)
Payment of initial direct costs to Managing Member	—	—	—

Net cash provided by investing activities	39,968,341	15,758,171	4,244,390

Financing activities:
Repayments of other long-term debt	(26,754,000)	(22,966,000)	(26,357,000)
Repayments of line of credit	(9,500,000)	(20,600,000)	(4,300,000)
Borrowings under line of credit	—	19,500,000	12,400,000
Distributions to Other Members	(12,347,383)	(12,345,603)	(12,347,756)
Proceeds of non-recourse debt	—	2,563,149	—
Repayments of non-recourse debt	(569,389)	(1,656,669)	(312,109)
Distributions to Managing Member	(1,001,155)	(1,000,979)	(1,001,169)
Proceeds of other long-term debt	—	—	3,900,000

Net cash used in financing activities	(50,171,927)	(36,506,102)	(28,018,034)

Net increase (decrease) in cash and cash equivalents	2,061,327	(1,754,895)	(5,658)
Cash and cash equivalents at beginning of year	508,584	2,263,479	2,269,137

Cash and cash equivalents at end of year	$2,569,911	$508,584	$2,263,479

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,478,132	$5,251,010	$6,129,560

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts	$1,772,141	$2,173,747	$(680,720)

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund VIII, LLC (the “Company”) was formed under the laws of the State of California on July 31, 1998 for the purpose of acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Company may continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.
On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received. On that date, the Company commenced operations in its primary business (leasing activities).
The Company’s business consists of leasing various types of equipment. As of December 31, 2004, the original terms of the leases ranged from one to ten years.
Pursuant to the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (see Note 7). AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Allowances for losses on operating and direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables.
Cash and cash equivalents:
Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.
Accounts receivable:
Accounts receivable represent the amounts billed under lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
Equipment on operating leases:
Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized on a straight line basis over the terms of the related leases.
Direct Financing Leases
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
Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and for direct finance leases using the effective interest rate method. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved.
Income taxes:
The Company does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.
The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2004	2003
Financial statement basis of net assets, as restated	$41,518,905	$47,474,885
Tax basis of net assets (unaudited)	19,582,706	2,409,944

Difference	$21,936,199	$45,064,941

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for bad debts, impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns. The differences below also reflect the impact due to the restatement which is described in Note 3.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2004	2003	2002
Net income (loss), as restated	$4,975,349	$(6,742,083)	$(3,178,988)
Reconciling item — impact due to restatement (Note 3)	246,903	(779,178)	373,444
Tax adjustments (unaudited):
Adjustment to depreciation expense	335,960	(4,676,068)	(14,111,240)
Provisions for doubtful accounts and losses	(422,738)	5,499,271	3,087,500
Adjustments to lease revenues	22,178,232	(1,150,757)	1,616,517

Net income (loss) per federal tax return (unaudited)	$27,313,706	$(7,848,815)	$(12,212,767)

Per unit data:
Net income (loss) and distributions per unit are based upon the weighted average number of Other members’ units outstanding during the period.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company’s financial positions or results of operations.
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases. See Note 9 for a description of lessees by industry as of December 31, 2004 and 2003.
Derivative financial instruments:
In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.
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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
2. Summary of significant accounting policies (continued):
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
Recent accounting pronouncements:
On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires all companies to measure compensation cost for all share-based payments (including stock options and employee stock purchase plans) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Nonpublic companies will be required to adopt the new statement at the beginning of the first annual period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial statements.
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.
In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
(ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.
The Company adopted FIN 46-R as of March 31, 2004. The adoption of FIN 46-R did not have a material impact on the Company’s financial position, results of operations, or liquidity.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results:
Revenues and Gain on Sales of Assets:
The Company’s Managing Member determined that the accounting methodology relating to certain utilization leases must be modified to comply with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the Managing Member concluded that they were inappropriately recognizing revenue on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. For the years ended 2002, 2003 and 2004, adjustments were made to restate operating lease revenues and accounts receivable. These revenue adjustments resulted in: (1) decreasing revenue by $146,793 for the year ended 2002; (2) increasing revenue by $144,632 for the year ended 2003; and (3) decreasing revenue by $426,748 for the year ended 2004 with corresponding increases and decreases in accounts receivable, respectively. There were no such revenue adjustments in the periods prior to January 1, 2002. Additionally, in the year 2004, the Company sold an asset that had been incorrectly depreciated in the years 2000 through 2004. As a result, the Company had to correct depreciation in each respective year, discussed below in “Depreciation of Operating Lease Assets”, and accordingly adjust the net book value and gain on sales of assets when sold in 2004. In 2004, this adjustment resulted in an increase in gain on sale of assets of $507,351 with corresponding increases in investment in equipment and leases, net of $547,466 and depreciation expense of $40,115 also discussed below “Depreciation of Operating Lease Assets”.
Depreciation of Operating Lease Assets
As discussed above, in the year 2004, the Company sold an asset that had been incorrectly depreciated in the years 2000 through 2004. As a result, the Company had to correct depreciation in each respective year. Additionally, in the year 2002, the Company over recorded depreciation expense that should have been recorded in 2003. These depreciation adjustments resulted in increasing depreciation expense by $201,698 for periods prior to January 1, 2002 related to the asset sold in 2004 with a corresponding increase in accumulated depreciation. In the year 2002, depreciation expense increased by $18,871 with a corresponding increase in accumulated depreciation, which was the net effect of the two adjustments discussed above. The first adjustment was to decrease depreciation expense by $154,013 for the over recording of depreciation expense in 2002 with a corresponding decrease in accumulated depreciation. The second adjustment was to increase depreciation expense by $172,884 for the asset sold in 2004 that was incorrectly depreciated in the years 2000 through 2004 with a corresponding increase in accumulated depreciation. In the year 2003, depreciation expense increased by $326,897 with a corresponding increase in accumulated depreciation, which was the net effect of the two adjustments discussed above. The first adjustment was to increase depreciation expense by $154,013 to record depreciation expense in 2003 that was recorded in 2002 with a corresponding increase to accumulated depreciation. The second adjustment was to also increase depreciation expense by $172,884 for the asset sold in 2004 that was incorrectly depreciated in the years 2000 through 2004. In the year 2004, depreciation expense was decreased by $40,115 for the asset sold in 2004 that was incorrectly depreciated in the years 2000 through 2004 with a corresponding decrease in gain on sale of assets.
Initial Direct Costs to Originate or Acquire Loans and Leases and Cost Reimbursements to Managing Member
The Company’s Managing Member determined that the accounting methodology relating to the capitalization of incremental initial direct cost (“IDC”) and fees must be modified to comply with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately identifying, capitalizing or amortizing amounts as IDC. As a result of this restatement, only costs that are associated with successful lease bids are capitalized and amortized over the underlying lease term.
For periods prior to January 1, 2002, adjustments were made to restate IDC costs and related IDC amortization expense. These IDC adjustments resulted in decreasing cost reimbursements to Managing Member for acquisition expense by $845,702 with a corresponding increase in investment in equipment and leases, net. This decrease to cost reimbursements to Managing Member was offset by an increase of $166,403 discussed below in “Accrued Liabilities”. Additionally, these prior to January 1, 2002 IDC adjustments resulted in increasing IDC amortization expense by $315,595 with a corresponding increase in accumulated amortization. For the year ended 2002, a similar adjustment was made to restate IDC costs and related IDC amortization expense. The adjustment in this year resulted in: (1) increasing cost reimbursements to Managing Member for acquisition expense by $25,602 with a corresponding decrease in investment in equipment and leases, net, and (2) increasing IDC amortization expense by $153,639 with a corresponding increase in accumulated amortization. For the years 2003 and 2004, the Company incurred no IDC. However, the aforementioned IDC adjustments resulted in increasing IDC amortization expense by $96,796 and $232,930, respectively, with corresponding increases in accumulated amortization for the years 2003 and 2004, respectively.
Accrued liabilities
The Company’s Managing Member determined, through a detailed review of cash disbursements, that certain liabilities had not been recorded in the correct periods. As a result of this review, the Company restated several of its asset, liabilities, members’ capital and expense accounts.
For the periods prior to January 1, 2002, adjustments were made to restate certain operating expenses and Other Members’ capital. These adjustments resulted in: (1) increasing interest expense by $908,420 with a corresponding increase in accrued interest payable; (2) increasing cost reimbursements to Managing Member by $166,403 with a corresponding increase in accounts payable Managing Member; (3) increasing certain operating expenses, which include professional fees and other

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (Continued):
expense, by $96,621 with a corresponding increase in accounts payable other; and (4) decreasing insurance expense by $15,068 with a corresponding decrease in accounts payable other.
For the year ended 2002, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense by $54,546 with a corresponding decrease in accrued interest payable; (2) increasing railcar maintenance expense by $232,516 with a corresponding increase in accounts payable other; and (3) increasing certain operating expenses, which include franchise fees and taxes on income, aircraft inspection and maintenance and other expense, by $64,037 with a corresponding increase in accounts payable other.
For the year ended 2003, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense by $782,313 with a corresponding decrease to accrued interest payable; and (2) decreasing railcar maintenance by $217,006 with a corresponding decrease in accounts payable other; and (3) decreasing certain operating expenses, which include cost reimbursement to Managing Member, professional fees, insurance, franchise fees and taxes on income, aircraft inspection and maintenance and other expense by $268,920 with a corresponding decrease to accounts payable Managing Member of $154,566 and accounts payable other of $114,354.
For the year ended 2004, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) increasing certain operating expenses, which include railcar maintenance, professional fees, insurance, and franchise fees and taxes on income by $187,641 with a corresponding increase accounts payable other; (2) decreasing other expense by $30,656 with a corresponding decrease in accounts payable other; and (3) decreasing interest expense by $22,294 with a corresponding decrease in accrued interest payable.
Accounts Receivable and Allowance for Bad Debt:
The Company’s Managing Member determined that the provision for bad debt expense and the related corresponding allowance for bad debts was overstated in 2002 by $210,000. The Company corrected this overstatement in 2002 by increasing the recovery for doubtful accounts by $210,000. As a result, the Managing Member concluded that the provision for doubtful accounts and the related allowance be adjusted, accordingly. These adjustments resulted in: (1) decreasing the provision for doubtful accounts by $210,000 with a corresponding decrease in the allowance in the year ended 2002; and (2) increasing the provision for doubtful accounts by $210,000 with a corresponding increase in the allowance in the year ended 2003.
Effect to net income/(loss) and Other Members’ capital
The above adjustments to revenues, depreciation expense, IDC cost and related amortization, as well as period-end liabilities and accounts receivable had the effect of decreasing 2004 net income by $246,903 or $0.02 per Other Members’ Limited Liability Company Unit, decreasing 2003 net loss by $779,178 or $0.06 per Other Members’ Limited Liability Company Unit and increasing 2002 net loss by $373,444 or $0.03 per Other Members’ Limited Liability Company Unit. Other Members’ capital was accordingly reduced in 2004, increased in 2003 and decreased in 2002 as a result. The cumulative income statement adjustments to periods prior to January 1, 2002 had the effect of increasing net loss by $827,967 or $0.06 per Other Members’ Limited Liability Company Unit and correspondingly decreased Other Members’ capital.
The net impact of the restatements decreased Other Members’ capital by $669,136 as of December 31, 2004 to $41,518,905 which represents less than a 1% reduction to the original $135,701,880 in capital contributions.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
The following tables represent the effects of the restatement for the correction of these errors on the Company’s financial statements for the indicated periods:
Restatement adjustment for years ended December 31,

	Adjustment	Adjustment	Adjustment	Cumulative
	to net income	to net loss	to net loss	adjustment
	increase	(increase)	(increase)	to net loss
	(decrease)	decrease	decrease	(increase) decrease
	2004	2003	2002	prior to January 1, 2002
Revenues:
Leasing activities:
Operating leases	$(426,748)	$144,632	$(146,793)	$—
Gain on sales of assets	507,351	—	—	—
Depreciation of operating lease assets	40,115	(326,897)	(18,871)	(201,698)
Interest expense	22,294	782,313	54,546	(908,420)
Railcar maintenance	(5,368)	217,006	(232,516)
Cost reimbursements to Managing Member	—	154,566	(25,602)	679,299
Amortization of initial direct costs	(232,930)	(96,796)	(153,639)	(315,595)
Professional fees	(439)	31,503	3,468	(37,404)
Insurance	(11,518)	3,654	—	15,068
(Recovery of) Provision for doubtful accounts	—	(210,000)	210,000	—
Franchise fees and taxes on income	(170,316)	53,555	(51,396)	—
Aircraft inspection and maintenance	—	5,000	(5,000)	—
Other	30,656	20,642	(7,641)	(59,217)

Net change in net income and in net loss	$(246,903)	$779,178	$(373,444)	$(827,967)

Net change in net income and in net loss:
Managing Member	$—	$—	$—	$—
Other Members	(246,903)	779,178	(373,444)	(827,967)

	$(246,903)	$779,178	$(373,444)	$(827,967)

Net change in net income and in net loss per Other Member Limited Company Unit	$(0.02)	$0.06	$(0.03)	$(0.06)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Balance Sheets (Condensed) as of December 31:

	2004		2003
	As reported	Restated	As reported	Restated
Assets:
Accounts receivable, net of allowance for doubtful accounts	$1,611,290	$1,182,382	$2,124,902	$2,124,902
Prepaid expenses	$—	$47,602	$—	$54,533
Investments in equipment and leases, net	$59,689,715	$59,699,017	$107,564,258	$107,259,024
Total assets	$64,249,180	$63,877,176	$110,222,744	$109,972,043

Liabilities:
Accounts payable and accruals:
Managing Member	$613,310	$660,890	$889,555	$952,713
Other	$239,038	$439,322	$820,799	$857,611
Accrued interest payable	$105,336	$154,604	$115,844	$187,406
Total liabilities	$22,061,139	$22,358,271	$62,325,626	$62,497,158

Members’ capital:
Others Members’ capital	$42,913,976	$42,244,840	$51,040,262	$50,618,029
Total Members’ capital	$42,188,041	$41,518,905	$47,897,118	$47,474,885
Total liabilities and Members’ capital	$64,249,180	$63,877,176	$110,222,744	$109,972,043

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Statements of Operations (Condensed) for the years ended December 31:

	2004		2003		2002
	As reported	Restated	As reported	Restated	As reported	Restated
Revenues:
Leasing activities:
Operating leases	$18,125,770	$17,699,022	$26,938,424	$27,083,056	$31,638,196	$31,491,403
Gain on sales of assets	$8,168,151	$8,675,502	$595,299	$595,299	$271,751	$271,751
Total revenues	$28,002,368	$28,082,971	$28,549,271	$28,693,903	$32,929,975	$32,783,182

Expenses:
Depreciation of operating lease assets	$14,770,807	$14,730,692	$20,337,442	$20,664,339	$22,784,103	$22,802,974
Interest expense	$3,467,624	$3,445,330	$5,270,675	$4,488,362	$6,148,759	$6,094,213
Railcar maintenance	$476,682	$482,050	$1,008,874	$791,868	$215,009	$447,525
Cost reimbursements to Managing Member	$752,161	$752,161	$820,571	$666,005	$832,539	$858,141
Amortization of initial direct costs	$217,234	$450,164	$356,920	$453,716	$378,445	$532,084
Professional fees	$243,438	$243,877	$506,698	$475,195	$179,562	$176,094
Insurance	$185,193	$196,711	$186,393	$182,739	$—	$—
(Recovery of) provision for doubtful accounts	$(173,000)	$(173,000)	$(180,000)	$30,000	$475,000	$265,000
Aircraft inspection and maintenance	$—	$—	$137,510	$132,510	$211,268	$216,268
Franchise fees and taxes on income	$94,061	$264,377	$124,239	$70,684	$72,843	$124,239
Other	$602,249	$571,593	$304,680	$284,038	$343,915	$351,556
Total expenses	$22,780,116	$23,107,622	$36,070,532	$35,435,986	$35,735,519	$35,962,170

Net income (loss)	$5,222,252	$4,975,349	$(7,521,261)	$(6,742,083)	$(2,805,544)	$(3,178,988)

Net income (loss):
Other Members	$4,221,097	$3,974,194	$(8,522,240)	$(7,743,062)	$(3,806,713)	$(4,180,157)
Net income (loss)	$5,222,252	$4,975,349	$(7,521,261)	$(6,742,083)	$(2,805,544)	$(3,178,988)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.31	$0.29	$(0.63)	$(0.57)	$(0.28)	$(0.31)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
3. Restated financial results (continued):
Statements of Cash Flows (Condensed) for the years ended December 31:

	2004		2003		2002
	As reported	Restated	As reported	Restated	As reported	Restated
Operating activities:
Net income (loss)	$5,222,252	$4,975,349	$(7,521,261)	$(6,742,083)	$(2,805,544)	$(3,178,988)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	$(8,168,151)	$(8,675,502)	$(595,299)	$(595,299)	$(271,751)	$(271,751)
Depreciation of operating lease assets	$14,770,807	$14,730,692	$20,337,442	$20,664,339	$22,784,103	$22,802,974
Amortization of initial direct costs	$217,234	$450,164	$356,920	$453,716	$378,445	$532,084
(Recovery of) provision for doubtful accounts	$(173,000)	$(173,000)	$(180,000)	$30,000	$475,000	$265,000
Changes in operating assets and liabilities:
Accounts receivable	$686,612	$1,115,520	$(70,591)	$(217,384)	$907,216	$1,054,009
Prepaid expenses	$—	$6,931	$—	$(12,684)	$—	$(26,537)
Accounts payable, Managing Member	$(276,245)	$(291,823)	$889,555	$740,715	$—	$(540)
Accounts payable, other	$(581,761)	$(418,289)	$123,079	$(199,162)	$48,182	$356,506
Accrued interest payable	$(10,508)	$(32,802)	$19,665	$(762,648)	$19,199	$(35,347)

Net cash provided by operating activities	$12,264,913	$12,264,913	$18,993,036	$18,993,036	$23,805,426	$23,767,986

Investing activities:
Payment of initial direct costs to Managing Member	$—	$—	$—	$—	$(37,440)	$—
Net cash provided by investing activities	$39,968,341	$39,968,341	$15,758,171	$15,758,171	$4,206,950	$4,244,390

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investments in equipment and leases, net, (Restated):
The Company’s investments in equipment and leases consist of the following:

			Depreciation /
			Amortization
			Expense or
			Amortization of	Reclassi-
	December 31,	Impairment	Direct Financing	fications or	December 31,
	2003	Losses	Leases	Dispositions	2004
	Restated		Restated	Restated	Restated
Net investment in operating leases	$86,564,874	$—	$(14,730,692)	$(20,742,236)	$51,091,946
Net investment in direct financing leases, as restated	11,497,801	(36,312)	(1,843,290)	(6,526,128)	3,092,071
Assets held for sale or lease, net of accumulated depreciation of $16,086,674 in 2004 and $16,874,083 in 2003, as restated	8,636,682	(1,050,000)	—	(2,181,185)	5,405,497
Initial direct costs, net of accumulated amortization of $2,188,866 in 2004 and $815,767 in 2003, as restated	559,667	—	(450,164)	—	109,503

	$107,259,024	$(1,086,312)	$(17,024,146)	$(29,449,549)	$59,699,017

Impairment of investments in leases and assets held for sale or lease:
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
Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31:

	2004	2003	2002
	Restated	Restated	Restated
Depreciation expense	$14,730,692	$20,664,339	$22,802,974
Impairment losses	1,086,312	5,679,271	2,612,500

	$15,817,004	$26,343,610	$25,415,474

Due to continued declines in markets for certain types of assets, during 2003 and 2004, management determined that the values of certain assets were impaired. The Company recorded impairment losses as follows for each of the years ended December 31:

	2004	2003
Aircraft	$1,050,000	$4,401,397
Office automation	36,312	—
Locomotives	—	760,000
Rail car auto racks	—	268,373
Manufacturing equipment	—	249,501

	$1,086,312	$5,679,271

All of the property on leases was acquired in 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
4. Investments in equipment and leases, net, (Restated) (continued):
Operating leases:
Property on operating leases consists of the following:

			Reclassi-
	December 31,	Depreciation	fications or	December 31,
	2003	Expense	Dispositions	2004
	Restated	Restated	Restated	Restated
Transportation, rail	$34,295,402	$—	$10,852,772	$45,148,174
Containers	21,165,000	—	—	21,165,000
Aircraft	15,448,037	—	—	15,448,037
Natural gas compressors	13,677,449	—	(136,146)	13,541,303
Manufacturing	41,079,479	—	(36,479,656)	4,599,823
Transportation, other	23,302,778	—	(20,194,790)	3,107,988
Materials handling	7,313,238	—	(6,222,959)	1,090,279
Other	10,991,981	—	(5,678,927)	5,313,054

	167,273,364	—	(57,859,706)	109,413,658
Less accumulated depreciation, as restated	(80,708,490)	(14,730,692)	37,117,470	(58,321,712)

Total — restated	$86,564,874	$(14,730,692)	$(20,742,236)	$51,091,946

Direct financing leases:
As of December 31, 2004 and 2003, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2004 and 2003:

	2004	2003
Total minimum lease payments receivable	$2,399,904	$10,461,599
Estimated residual values of leased equipment (unguaranteed)	986,704	4,496,939

Investment in direct financing leases	3,386,608	14,958,538
Less unearned income	(294,537)	(3,460,737)

Net investment in direct financing leases	$3,092,071	$11,497,801

At December 31, 2004, the aggregate amounts of future minimum lease payments are as follows:

		Direct
	Operating	Financing
Year ending	Leases	Leases	Total
December 31,	Restated	Restated	Restated
2005	$6,868,038	$1,224,256	$8,092,294
2006	2,595,791	846,888	3,442,679
2007	1,984,626	279,959	2,264,585
2008	1,165,740	48,801	1,214,541
2009	997,480	—	997,480
Thereafter	651,810	—	651,810

	$14,263,485	$2,399,904	$16,663,389

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
5. Non-recourse debt:
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
Future minimum payments of non-recourse debt are as follows:

Year ending
December 31,	Principal	Interest	Total
2005	$4,715,234	$180,430	$4,895,664
2006	646,128	57,792	703,920
2007	678,584	25,337	703,921

	$6,039,946	$263,559	$6,303,505

6. Other long-term debt:
In 1999, the Company entered into a $70 million receivables funding program (“the Program”) (which was subsequently increased to $125 million) with a third party receivables financing company that issues commercial paper rated A1 by Standard and Poor’s and P1 by Moody’s Investor Services. Under the Program, the receivables financing company receives a general lien against all of the otherwise unencumbered assets of the Company. The Program provides for borrowing at a variable interest rate (2.860% at December 31, 2004), based on an index of A1 commercial paper. The Program expired as to new borrowings in April 2002. As of December 31, 2004, the Company had $13,192,000 outstanding under the program.
The Program requires AFS, on behalf of the Company, to enter into various interest rate swaps with a financial institution (also rated A1/P1) to manage interest rate exposure associated with variable rate obligations under the Program by effectively converting the variable rate debt to fixed rates. The interest rate swaps were designated as cash flow hedges of the interest payment on the long term debt. As of December 31, 2004, the Company receives or pays interest on a notional principal of $25,972,400, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program. No actual borrowing or lending is involved. The termination of swaps were to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.
During the year, Accumulated Other Comprehensive Income (“AOCI”) decreased by approximately $2,417,000 of which approximately $1,772,000 was related to the decrease in the fair value of the interest rate swap and approximately $645,000 was related to the reclassification of AOCI to earnings (included in interest expense) due to hedge ineffectiveness and upon the discontinuance of the cash flow hedges because of debt prepayments. The Company redesignated a proportionate share of the interest rate swaps as cash flow hedges in relation to the remaining outstanding long-term debt. The change in fair value of the portion of interest rate swaps not designated as hedges will be recognized in earnings.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
6. Other long-term debt (continued):
Borrowings under the Program are as follows:

					Payment Rate
	Original	Balance	Notional Balance	Swap Value	on Interest
	Amount	December 31,	December 31,	December 31,	Swap
Date Borrowed	Borrowed	2004	2004	2004	Agreement
11/11/1999	$20,000,000	$902,000	$1,910,401	$(50,511)	6.84%
12/21/1999	20,000,000	7,078,000	10,716,966	(841,499)	7.41%
12/24/1999	25,000,000	257,000	1,415,061	(57,390)	7.44%
4/17/2000	6,500,000	1,236,000	1,591,400	(61,361)	7.45%
4/28/2000	1,900,000	47,000	199,236	(8,633)	7.72%
8/3/2000	19,000,000	682,000	5,930,389	(314,143)	7.50%
10/31/2000	7,500,000	1,002,000	2,044,528	(88,478)	7.13%
1/29/2001	8,000,000	—	525,229	(1,331)	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	909,000	1,639,190	(12,108)	4.35%
1/31/2002	3,900,000	1,079,000	—	—	*

	$122,800,000	$13,192,000	$25,972,400	$(1,435,454)

*	Under the terms of the Program, no interest rate swap agreement was required for this borrowing.
The long-term debt borrowings mature from 2004 through 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

	Debt	Debt			Rates on
Year ending	Principal	Principal			Interest Swap
December 31,	Swapped	Not Swapped	Interest	Total	Agreements**
2005	$5,700,000	$973,000	$724,594	$7,397,594	6.878%-7.172%
2006	3,362,000	60,000	377,593	3,799,593	7.338%-7.348%
2007	3,051,000	46,000	18,932	3,115,932	7.336%-7.346%

	$12,113,000	$1,079,000	$1,121,119	$14,313,119

**	Represents the range of monthly weighted average fixed interest rates paid for amounts maturing in the particular year. The receive-variable rate portion of the swap represents commercial paper rates (2.860% at December 31, 2004).
In 2004, 2003 and 2002, the net effect of the interest rate swaps was to increase interest expense by $1,801,788, $2,780,673, and $1,818,380, respectively.
7. Related party transactions:
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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
7. Related party transactions (continued):
Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.
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
AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Agreement as follows:

	2004	2003	2002
Asset management fees to Managing Member	$1,057,355	$1,517,259	$1,481,576
Costs reimbursements to Managing Member, as restated	752,161	666,005	858,141

	$1,809,516	$2,183,264	$2,339,717

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2004, 2003, and 2002, the Managing Member made such payments of $455,634, $341,269, and $193,851, respectively.
The Limited Liability Company Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2004, AFS had incurred approximately $1,357,000 of costs that are expected to be reimbursed to AFS by the Company in 2005 and 2006.
8. Members’ capital:
As of December 31, 2004, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).
As defined in the Company’s Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
9. Concentration of credit risk and major customers:
The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.
As of December 31, 2004, 2003 and 2002 there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2004	2003
Transportation, rail	38%	20%
Transportation, containers	17%	11%
Transportation, air	12%	*
Natural gas	11%	*
Manufacturing, other	10%	18%
Transportation, other	*	13%

*	Less than 10%
During 2004, two customers comprised 10%, each, of the Company’s revenues from leases. During 2003, two customers comprised 13% and 10% of the Company’s revenues. During 2002, one customer comprised 10% of the Company’s revenues from leases.
10. Line of credit:
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS, an acquisition facility and a warehouse facility) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of December 31, 2004 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of December 31, 2004	(2,027,636)

Total available under the acquisition and warehouse facilities	72,972,364
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(30,500,000)

Total remaining available under the acquisition and warehouse facilities	$42,472,364

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Companies and limited liability companies, the Company and AFS.
The Company borrowed $19,500,000 and $12,400,000 under the line of credit during 2003 and 2002, respectively. In 2004, there were no borrowings under the line of credit. Repayments on the line of credit were $9,500,000, $20,600,000 and $4,300,000 during 2004, 2003 and 2002, respectively. At December 31, 2004, no amount remained outstanding. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate.
The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of December 31, 2004.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
11. Fair value of financial instruments:
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.
Non-recourse debt:
The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s non-recourse debt at December 31, 2004 is $5,924,305.
Other long-term debt:
The carrying value of the Company’s other long-term debt approximates its fair value at December 31, 2004 as borrowings are at a variable interest rate that adjusts to current market interest rates.
Line of credit:
The carrying amount of the Company’s variable line of credit approximates fair value.
Interest rate swaps:
The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2004 and 2003.
12. Comprehensive income (loss):
For the years ended December 31, 2004, 2003 and in 2002, other comprehensive income (loss) consisted of the following:

	2004	2003	2002
	Restated	Restated	Restated
Net income (loss)	$4,975,349	$(6,742,083)	$(3,178,988)
Other comprehensive income (loss):
Change in value of interest rate swap contracts	1,772,141	2,173,747	(680,720)
Reclassification adjustment for portion of swap liability charged to net loss	645,068	64,451	—

Comprehensive income (loss)	$7,392,558	$(4,503,885)	$(3,859,708)

There were no other sources of comprehensive net income (loss).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
13. Selected quarterly data (unaudited):
The following unaudited selected quarterly data for the quarters ended March 31, June 30, September 30 and December 31, 2003 and March 31, June 30, September 30 and December 31, 2004 have been restated. The restated quarterly financial information depicted below reflects prior period adjustments primarily as a result of adjustments to interest expense and IDC related amortization as described in Note 3, above. The quarterly results for 2003 were primarily affected by recording interest expense when incurred versus paid. The quarterly results for 2004 were primarily affected by recording IDC amortization expense as described in Note 3, above.
The prior period adjustments primarily resulted in a decrease of $952,341 to the first quarter of 2003’s unaudited net loss of $3,379,701 as a result of recording interest expense when incurred in a prior period versus paid. This adjustment had the effect of decreasing net loss per Other Member Limited Liability Company Unit by $0.07. Additionally, the prior period adjustments primarily resulted in a decrease of $292,758 to the third quarter of 2004’s unaudited net income of $1,125,926 as a result of recording additional IDC amortization expense. This adjustment had the effect of decreasing net income per Other Member Limited Liability Company Unit by $0.02.

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Quarter ended	Restated	Restated	Restated	Restated
Total revenues	$7,725,324	$7,610,699	$6,737,293	$6,620,587
Net income (loss)	$(2,427,360)	$295,178	$(3,354,523)	$(1,255,378)
Net income (loss) per Limited Liability Company unit (Other Members)	$(0.20)	$0.00	$(0.26)	$(0.11)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Quarter ended	Restated	Restated	Restated	Restated
Total revenues	$6,750,433	$7,224,091	$7,771,649	$6,336,798
Net income (loss)	$(375,332)	$1,449,787	$833,168	$3,067,726
Net income (loss) per Limited Liability Company unit (Other Members)	$(0.05)	$0.09	$0.04	$0.21
14. Commitments:
At December 31, 2004, the Company had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Restated)
15. Reserves, impairments and provisions for doubtful accounts:
Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

	Reserve for	Allowance for
	losses and	doubtful
	Impairments	Accounts
		Restated
Balance December 31, 2001	$—	$41,365
Provision	2,612,500	265,000
Charge offs	(2,612,500)	—

Balance December 31, 2002	—	306,365
Provision (recoveries)	5,679,271	30,000
Charge offs	(5,679,271)	(111,250)

Balance December 31, 2003	—	225,115
Provision (recoveries)	1,086,312	(173,000)
Charge offs	(1,086,312)	—

Balance December 31, 2004	$—	$52,115

16. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As more fully disclosed in Note 3 to the financial statements, the Company’s financial statements have been restated. The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that the circumstances leading to the restatement of the Company’s financial statements for the year ended December 31, 2004, 2003 and 2002 constituted a material weakness in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process, including evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Managing Member has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the Managing Member’s internal control over financial reporting. These corrective actions are as follows:
With regard to the timely identification and recording of impairment of leased assets, the Managing Member has strengthened its quarterly impairment analysis through additional management review of the analysis.
With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Operating Agreement.
With regard to identifying and estimating liabilities in the correct period the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)
Dean L. Cash, age 55, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2004.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer, and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 11. EXECUTIVE COMPENSATION
The registrant is a Limited Liability Company and, therefore, has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2004, 2003 and 2002 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.
Asset Management Fee
The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee are paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.
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
Asset Management Fee Limit:
The Asset Management Fee is subject to the Asset Management Fee Limit. The Asset Management Fee Limit is calculated each year during the Company’s term by calculating the total fees that would be paid to AFS if AFS were to be compensated on the basis of an alternative fee schedule, to include an Equipment Management Fee, Incentive Management Fee, and Equipment Resale/Re-Leasing Fee, plus AFS’s Carried Interest, as described below. To the extent that the amount paid to AFS as the Asset Management Fee plus its Carried Interest for any year would exceed the aggregate amount of fees calculated under this alternative fee schedule for the year, the Asset Management Fee and/or Carried Interest for that year is reduced to equal the maximum aggregate fees under the alternative fee schedule.
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
Equipment Management Fees
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
Incentive Management Fees
An Incentive Management Fee will be calculated to equal 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and, thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Asset Management Fee to a cumulative return of a Holder’s Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.
Equipment Resale Fees
An Equipment Resale Fee will be calculated in an amount equal to the lesser of (i) 3% of the sale price of the Equipment, or (ii) one-half the normal competitive equipment sale commission charged by unaffiliated parties for resale services. Such fee would apply only after the Holders have received a return of their Original Invested Capital plus a Priority Distribution.
Equipment Re-lease Fee
In connection with the releasing of Equipment to lessees other than previous lessees or their Affiliates, the fee would be in an amount equal to the lesser of (i) the competitive rate for comparable services for similar equipment, or (ii) 2% of the gross rental payments derived from the re-lease of such Equipment, payable out of each rental payment received by the Company from such re-lease.
Managing Member’s Interest in Operating Proceeds
As defined in the Limited Liability Company Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the of Operating Agreement, additional allocations of income were made to AFS in 2004, 2003 and 2002. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2004, 2003 and 2002.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
At December 31, 2004, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management
The ultimate shareholder of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Limited Liability Company Units	Dean Cash 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 25 Units ($250) (owned by wife)	0.0002%
Changes in Control
The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove a Managing Member.
AFS may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Members holding 10% or more of the total outstanding Limited Liability Company Units.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the most recent two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2004	2003
Audit fees	$177,899	$70,025
Audit related fees	—	—
Tax fees	23,219	33,700
Other	—	—

	$201,118	$103,725

The Company has restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred for auditing the restated financial statements for the years ended December 31, 2004 and 2003 will be included under this Item 14 as audit related fees in the registrant’s annual report on Form 10-K for the year ended December 31, 2005.
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules
1.	Financial Statements Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Changes in Members’ Capital for the years ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements
2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits
(3) and (4) Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective December 7, 1998, (File Number 333-62477) is hereby incorporated herein by reference this reference.
(14.1)	Code of Ethics

(31.1)	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

(31.2)	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

(32.1)	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

(32.2)	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          Date: September 22, 2006

ATEL Capital Equipment Fund VIII,
LLC (Registrant)

By: ATEL Financial Services LLC,
Managing Member of Registrant

By:	/s/ Dean Cash

Dean Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi

Paritosh K. Choksi
Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	September 22, 2006

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	September 22, 2006
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K/A, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.