Form 10-Q
period 2005-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-04-17
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 000-33103

ATEL Capital Equipment Fund VIII, LLC

(Exact name of registrant as specified in its charter)

California	94-3375584
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)    ☐    Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of September 30, 2005 was 13,570,188

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$955,239	$2,569,911
Accounts receivable, net of allowance for doubtful accounts of $116,930 at September 30, 2005 and $52,115 at December 31, 2004	1,019,616	1,182,382
Prepaid expenses and other assets	77,764	47,602
Investments in equipment and leases, net of accumulated depreciation and amortization of $69,421,079 at September 30, 2005 and $76,597,252 at December 31, 2004	43,838,041	60,077,281

Total assets	$45,890,660	$63,877,176

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$966,193	$660,890
Accrued distributions to Other Members	1,305,874	—
Other	299,756	439,322
Accrued interest payable	58,344	154,604
Non-recourse debt	5,342,572	6,039,946
Acquisition facility obligation	2,000,000	—
Receivables funding program obligation	6,174,000	13,192,000
Interest rate swap contracts	628,185	1,435,454
Unearned operating lease income	448,284	436,055

Total liabilities	17,223,208	22,358,271

Commitments and contingencies

Members’ capital:
Accumulated other comprehensive loss	(324,970)	(725,935)
Managing Member	—	—
Other Members’	28,992,422	42,244,840

Total Members’ capital	28,667,452	41,518,905

Total liabilities and Members’ capital	$45,890,660	$63,877,176

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Leasing activities:
Operating leases	$2,887,162	$3,964,882	$8,595,890	$14,711,032
Direct financing leases	39,139	186,063	141,611	799,723
Gain (loss) on sales of assets	(138,633)	3,597,193	565,207	5,775,106
Interest	10,364	2,804	29,743	4,577
Other	2,005	25,025	10,641	455,735

	2,800,037	7,771,649	9,343,092	21,746,173
Expenses:
Depreciation of operating lease assets	1,886,456	3,285,546	6,047,609	12,303,855
Provision for losses and impairments	2,306,328	1,050,000	2,306,328	1,050,000
Interest expense	294,885	1,519,427	1,407,017	3,154,518
Asset management fees to Managing Member	158,255	175,285	446,621	769,947
Railcar maintenance	170,844	354,455	333,286	628,932
Cost reimbursements to Managing Member	6,451	19,586	702,097	738,928
Amortization of initial direct costs	16,303	287,251	65,778	420,264
Professional fees	90,291	11,383	131,753	187,181
Insurance	46,462	62,049	69,146	163,698
Provision for doubtful accounts	(19,700)	25,000	98,900	(110,000)
Taxes on income and franchise fees	(353)	35,249	100,000	198,188
Other	99,962	113,250	271,420	333,038

	5,056,184	6,938,481	11,979,955	19,838,549

Net income (loss) from operations	(2,256,147)	833,168	(2,636,863)	1,907,624
Other income (loss), net	276,496	—	807,269	—

Net income (loss)	$(1,979,651)	$833,168	$(1,829,594)	$1,907,624

Net income (loss):
Managing Member	$250,318	$250,287	$856,705	$750,868
Other Members	(2,229,969)	582,881	(2,686,299)	1,156,756

	$(1,979,651)	$833,168	$(1,829,594)	$1,907,624

Net income (loss) per Limited Liability Company Unit (Other Members)	$(0.16)	$0.04	$(0.20)	$0.09
Weighted average number of Units outstanding (Other Members)	13,570,188	13,570,188	13,570,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE

NINE MONTH PERIOD ENDED

SEPTEMBER 30, 2005

(Unaudited)

	Other Members		Managing Member	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2003	13,570,188	$50,618,029	$—	$(3,143,144)	$47,474,885
Distributions to Other Members ($0.91 per Unit)	—	(12,347,383)	—	—	(12,347,383)
Distributions to Managing Member	—	—	(1,001,155)	—	(1,001,155)
Unrealized decrease in interest rate swap liability	—	—	—	1,144,671	1,144,671
Reclassification adjustment for portion of swap liability charged to net loss	—	—	—	1,272,538	1,272,538
Net income	—	3,974,194	1,001,155	—	4,975,349

Balance December 31, 2004	13,570,188	42,244,840	—	(725,935)	41,518,905
Distributions to Other Members ($0.78 per Unit)	—	(10,566,119)	—	—	(10,566,119)
Distributions to Managing Member	—	—	(856,705)	—	(856,705)
Reclassification adjustment for portion of swap liability charged to net gain	—	—	—	400,965	400,965
Net income (loss)	—	(2,686,299)	856,705	—	(1,829,594)

Balance September 30, 2005	13,570,188	$28,992,422	$—	$(324,970)	$28,667,452

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating activities:
Net income (loss)	$(1,979,651)	$833,168	$(1,829,594)	$1,907,624
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of assets	138,633	(3,597,193)	(565,207)	(5,775,106)
Depreciation of operating lease assets	1,886,456	3,285,546	6,047,609	12,303,855
Amortization of initial direct costs	16,303	287,251	65,778	420,265
Interest rate swap contracts	8,536	890,552	400,965	846,070
Realized decrease in interest rate swap liability	(276,496)	—	(807,269)	—
Provision for doubtful accounts	(19,700)	25,000	98,900	(110,000)
Provision for losses and impairments	2,306,328	1,050,000	2,306,328	1,050,000
Changes in operating assets and liabilities:

Accounts receivable	(249,834)	(206,352)	63,866	508,951
Prepaid expenses and other assets	26,215	8,086	(30,162)	38,714
Accounts payable, Managing Member	(775,342)	(374,609)	203,709	(158,412)
Accounts payable, other	83,921	37,543	(143,756)	(520,028)
Accrued interest payable	(27,261)	(53,129)	(96,260)	(45,837)
Unearned lease income	98,781	266,115	12,229	(374,181)

Net cash provided by operating activities	1,236,889	2,451,978	5,727,136	10,091,915

Investing activities:
Proceeds from sales of lease assets	182,779	22,611,328	7,621,030	32,931,008
Reduction of net investment in direct financing leases	252,761	300,169	808,649	627,630
Refurbishment of equipment on operating leases	(44,947)	—	(44,947)	—

Net cash provided by investing activities	390,593	22,911,497	8,384,732	33,558,638

Financing activities:
Repayments of:
Receivables funding program	(1,458,000)	(18,194,000)	(7,018,000)	(24,724,000)
Acquisition facility	—	(5,400,000)	(4,000,000)	(17,400,000)
Non-recourse debt	(393,524)	(296,496)	(697,374)	(623,203)
Borrowings under acquisition facility obligation	2,000,000	1,900,000	6,000,000	8,900,000
Proceeds of non-recourse debt	—	—	—	53,814
Distributions to:
Other Members	(3,086,875)	(3,086,874)	(9,260,335)	(9,260,509)
Managing Member	(250,318)	(250,287)	(750,831)	(750,868)

Net cash used in financing activities	(3,188,717)	(25,327,657)	(15,726,540)	(43,804,766)

Net increase (decrease) in cash and cash equivalents	(1,561,235)	35,818	(1,614,672)	(154,213)
Cash and cash equivalents at beginning of period	2,516,474	318,553	2,569,911	508,584

Cash and cash equivalents at end of period	$955,239	$354,371	$955,239	$354,371

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$147	$—	$293,214	$94,061

Cash paid during the period for interest	$313,610	$726,486	$1,102,312	$2,354,285

Schedule of non-cash transactions:
Change in fair value of interest rate swaps contracts	$—	$—	$—	$1,144,671

Distributions declared and payable to Managing Member at period-end	$—	$—	$105,874	$—

Distributions declared and payable to Other Members at period-end	$—	$—	$1,305,874	$—

See accompanying notes.

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the “Company”) was formed under the laws of the State of California on July 31, 1998 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to engage in equipment leasing and sales activities, primarily in the United States. The Company may continue until December 31, 2019. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. Prior to converting to a limited liability company structure, AFS was formerly known as ATEL Financial Corporation.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of 120,000 Units ($1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $135,701,880 (13,570,188 units) were received as of November 30, 2000, $500 of which represented the Initial Member’s capital investment and $135,701,380 of which represented continuing interest of the Other Members. The offering was terminated on November 30, 2000.

As of September 30, 2005, 13,570,188 Units ($135,701,880) were issued and outstanding.

As a limited liability company, the liability of any individual member for the obligations of the Company is limited to the extent of capital contributions to the Company by the individual member.

The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”). Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company. AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”), ending December 31, 2007 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term, expected future cash flows used for impairment analysis purposes, and determination of provisions for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of three months or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases and direct financing leases. See footnote 3 for a description of lessees and financial borrowers by industry as of September 30, 2005 and December 31, 2004.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct finance lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to expense on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing lease are charged off to expense on a specific identification basis.

Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than three months. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally between 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Initial direct costs:

In prior years, the Company capitalized initial direct costs (“IDC”) associated with the acquisition of lease assets (as defined in Statement of Financial Accounting Standards “SFAS” No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). Capitalized IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date. See footnote 3.

Segment reporting:

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Company operates in one reportable operating segment in the United States.

The Company’s chief operating decision makers are the Managing Member’s Chief Operating Officer and its Chief Executive Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

However, certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income or Loss and the ineffective portion (if any) directly in earnings. Amounts in Accumulated Other Comprehensive Income or Loss are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to Accumulated Other Comprehensive Income or Loss are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis).

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy taxes on partnerships.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Other income (loss), net:

Other income or loss, net consists of gains or losses on interest rate swap contracts. During the three and nine month periods ended September 30, 2005, the Company incurred a realized gain on interest rate swap contracts of $276,496 and $807,269, respectively.

Recent accounting pronouncements:

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2005, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.

3. Investments in equipment and leases, net:

The Company’s investments in equipment and leases consist of the following:

	Balance December 31, 2004	Additions	Impairment Losses	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Reclassifications or Dispositions	Balance September 30, 2005
Net investment in operating leases	$51,470,210	$44,947	$(2,306,328)	$(5,975,057)	$(5,607,044)	$37,626,728
Net investment in direct financing leases, as restated	3,092,071	—	—	(808,649)	(2)	2,283,420
Assets held for sale or lease	5,405,497	—	—	(72,552)	(1,448,777)	3,884,168
Initial direct costs	109,503	—	—	(65,778)	—	43,725

	$60,077,281	$44,947	$(2,306,328)	$(6,922,036)	$(7,055,823)	$43,838,041

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair values of certain assets declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. The Company recorded impairment losses on its aircraft amounting to $2,306,328 and $1,050,000 for each of the three and nine months ended September 30, 2005 and 2004, respectively.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for each of the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation expense	$1,886,456	$3,285,546	$6,047,609	$12,303,855
Impairment losses	2,306,328	1,050,000	2,306,328	1,050,000

	$4,192,784	$4,335,546	$8,353,937	$13,353,855

Operating leases:

Equipment on operating leases consists of the following:

	December 31, 2004	Additions	Impairment Reserve	Depreciation Expense	Reclassifications or Dispositions	September 30, 2005
Transportation, rail	$45,523,019	$32,431	$—	$—	$312,810	$45,868,260
Containers	21,165,000	—	—	—	(42,500)	21,122,500
Aircraft	15,448,037	—	—	—	—	15,448,037
Natural gas compressors	13,541,303	—	—	—	(10,864,857)	2,676,446
Manufacturing	4,599,823	—	—	—	(1,291,959)	3,307,864
Transportation, other	3,111,407	—	—	—	—	3,111,407
Materials handling	1,090,279	—	—	—	—	1,090,279
Other	5,313,054	12,516	—	—	—	5,325,570

	109,791,922	44,947	—	—	(11,886,506)	97,950,363

Less accumulated depreciation and reserve for loss and impairment	(58,321,712)	—	(2,306,328)	(5,975,057)	6,279,462	(60,323,635)

Total	$51,470,210	$44,947	$(2,306,328)	$(5,975,057)	$(5,607,044)	$37,626,728

Direct financing leases:

As of September 30, 2005, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Total minimum lease payments receivable	$1,449,644	$2,399,904
Estimated residual values of leased equipment (unguaranteed)	986,702	986,704

Investment in direct financing leases	2,436,346	3,386,608
Less unearned income	(152,926)	(294,537)

Net investment in direct financing leases	$2,283,420	$3,092,071

At September 30, 2005, the aggregate amounts of future minimum lease payments are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2005	$1,476,383	$273,996	$1,750,379
Year ending December 31, 2006	3,977,850	846,888	4,824,738
2007	3,429,098	279,959	3,709,057
2008	2,325,563	48,801	2,374,364
2009	1,953,724	—	1,953,724
2010	667,410	—	667,410
Thereafter	447,720	—	447,720

	$14,277,748	$1,449,644	$15,727,392

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (Yrs)
Transportation, Rail	30-35
Aircraft	20-25
Construction	7-10
Manufacturing	10-20
Materials Handling	7-10
Natural Gas Compressors	7-10
Transportation, Other	7-10

4. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company is contingently liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS are wholly-owned subsidiaries of ATEL Capital Group, the parent corporation of the Managing Member, and perform services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

During the three and nine months ended September 30, 2005 and 2004, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Equipment Management Fees	$158,255	$175,285	$446,621	$769,947
Cost reimbursements to Managing Member	6,451	19,586	702,097	738,928

	$164,706	$194,871	$1,148,718	$1,508,875

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the nine month periods ended September 30, 2005 and 2004, the Managing Member made such payments of $243,496 and $361,506, respectively. During the three month periods ended September 30, 2005 and 2004, the Managing Member made such payments of $65,802 and $81,539, respectively.

The Operating Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of September 30, 2005, AFS had incurred approximately $1,168,527 of costs that are expected to be reimbursed to AFS by the Company in 2006 and 2007.

5. Non-recourse debt:

At September 30, 2005, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 2.94% to 4.964%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2005, the carrying value of the pledged assets is $7,882,260. The notes mature from 2006 through 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2005	$4,020,805	$19,453	$4,040,258
Year ending December 31, 2006	644,697	57,663	702,360
2007	677,070	25,290	702,360

	$5,342,572	$102,406	$5,444,978

6. Borrowing Facility:

The Company participates with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities.

As of September 30, 2005, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of September 30, 2005, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

As of September 30, 2005, the Company had $2,000,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2005 ranged from 5.59% to 6.75%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the warehousing facility participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Company was removed from the borrowing facility.

7. Receivables funding program:

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million in July 2000) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provided for borrowing at a variable interest rate and required the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in January 2002. The receivables funding program terminates in January 2007.

The receivables funding program provides for borrowing at a variable interest rate and requires the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The Company anticipates that this program will allow a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

As of September 30, 2005, the Company receives or pays interest on a notional principal of $6,174,000, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program and 4.25% at September 30, 2005. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. During August 2004, an additional repayment of debt was made under the receivables funding program. As a result of this payment and subsequent additional repayments, the swaps were deemed to be ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the underlying hedged item. During the three and nine months ended September 30, 2005, AOCL decreased by $8,536 and $400,965, respectively, related to the reclassification of AOCL to earnings (included in interest expense).

The Company realized a total comprehensive loss of $1,971,116 and $1,428,629 for the three months and nine months ended September 30, 2005, respectively.

As of September 30, 2005, the Company had $6,174,000 outstanding under this receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees are included in interest expense in the Company’s statement of operations. During the three and nine month periods ended September 30, 2005, the Company made standby fee payments of $13,512 and $50,460, respectively. During the three and nine month periods ended September 30, 2004, the Company made standby fee payments of $40,140 and $137,453 respectively.

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance September 30, 2005	Notional Balance September 30, 2005	Swap Value September 30, 2005	Payment Rate on Interest Swap Agreement
11/11/1999	$20,000,000	$239,000	$885,154	$(8,662)	6.84%
12/21/1999	20,000,000	3,383,000	9,021,857	(431,866)	7.41%
12/24/1999	25,000,000	188,000	880,749	(16,864)	7.44%
4/17/2000	6,500,000	728,000	922,259	(17,408)	7.45%
4/28/2000	1,900,000	—	118,713	(2,813)	7.72%
8/3/2000	19,000,000	329,000	4,108,888	(124,579)	7.50%
10/31/2000	7,500,000	612,000	1,274,806	(30,482)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	231,000	808,181	4,489	4.35%
1/31/2002	3,900,000	464,000	—	—	*

	$122,800,000	$6,174,000	$18,020,607	$(628,185)

*	Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

The long-term debt borrowings mature from 2006 through 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

	Debt Principal Swapped	Debt Principal Not Swapped	Interest	Total
Three months ending December 31, 2005	$1,292,000	$358,000	$105,352	$2,113,352
Year ending December 31, 2006	3,349,000	60,000	229,873	3,698,873
Year ending December 31, 2007	1,069,000	46,000	6,687	1,167,687

	$5,710,000	$464,000	$341,912	$6,979,912

At September 30, 2005, there are specific leases that are identified as collateral under the receivables funding program with expected future lease receivables of approximately $23,720,851 at their discounted present value.

The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with certain non-financial covenants as of September 30, 2005. In 2006, the receivables funding program was repaid.

8. Members’ capital:

As of September 30, 2005, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to Other Members were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Distributions declared	$3,086,875	$3,086,875	$10,566,119	$9,260,509
Weighted average number of Units outstanding	13,570,188	13,570,188	13,570,188	13,570,188
Weighted average distributions per Unit	$0.23	$0.23	$0.78	$0.68

9. Commitments:

At September 30, 2005, the Company had no commitments to purchase lease assets.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Company commenced its offering of Units on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). As of November 30, 2000, the offering was concluded. Total proceeds of the offering were $135,701,880. The Company’s public offering provided for a total maximum capitalization of $150,000,000.

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

As another source of liquidity, the Company has and is expected to continue having contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in re-leasing or selling the equipment as it comes off lease.

Throughout the Reinvestment Period, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members.

The Company participates with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of September 30, 2005, the Company had borrowed $2,000,000 under the acquisition facility.

Borrowings under the facility as of September 30, 2005 were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of September 30, 2005, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2005 ranged from 5.59% to 6.75%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2005, the warehousing facility participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Fund was removed from the borrowing facility.

Throughout the Reinvestment Period ending December 31, 2007, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations including debt (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the members.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 5, 6 and 7 to the financial statements.

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Company’s assets. The lender is in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allows the Company to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. As more fully described in footnote 7, the Company had $6,174,000 outstanding under this receivables funding program as of September 30, 2005. The receivables funding program expired as to new borrowings in January 2002. The receivables funding program terminated in January 2007. However, in 2006, the receivables funding program was repaid.

In order to maintain the availability of the receivables funding program, the Company is required to make standby payments. These fees totaled $33,464 and $137,453 for the nine months ended September 30, 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations. At September 30, 2005 and 2004, the fair value of interest rate swap contracts were obligations of $628,185 and $3,207,595, respectively

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 4.35% to 7.72%. The notes are secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999.

At September 30, 2005, the Company had no commitments to purchase leased assets.

Cash Flows

The three months ended September 30, 2005 versus the three months ended September 30, 2004

During the three months ended September 30, in both 2005 and 2004, the Company’s primary source of cash from operations was rents from operating leases. 2005 cash flows from operations decreased by $1,215,089 to $1,236,889 for the three months ended September 30, 2005 from $2,451,978 during comparable period in the prior fiscal year. This decrease is primarily a result of a reduction in Operating Lease Revenue of $1,077,720. Additionally, the Company used more cash from operations on accounts payable, Managing Member. During the three months ended September 30, 2005, the Company used $775,342 in cash from operations in reimbursing the Managing Member compared to using $374,609 of cash from operations during the comparable period in the prior fiscal year, an increase of $400,733. These decreases were partly offset by decreases in cash used in operating activities on prepaids and other assets, accounts payable, other and accrued interest. During the three months ended September 30, 2005, the Company generated operating cash flows from prepaids and other assets, accounts payable, other and accrued interest of $82,875 compared to using cash from operations of $7,500 during the comparable period in the prior fiscal year, an increase of $90,375.

During the three months ended September 30, 2004, the primary source of cash flows from investing activities was proceeds from sales of leased assets compare to the three months ended September 30, 2005 when the Company had a nominal amount of proceeds from sales of leased assets. During the three months ended September 30, 2005, cash provided by investing activities decreased by $22,520,894 to $390,603 from $22,911,497 during the comparable period in the prior fiscal year. This decrease was primarily a result of a decrease in proceeds from sales of leased assets as mentioned above. During the three months ended September 30, 2005, proceeds from sales of leased assets decreased by $22,428,539 to $182,789 from $22,611,328 during the comparable period in the prior fiscal year.

During both the three months ended September 30, 2005 and 2004, the primary source of cash flows from financing activities was proceeds from the borrowing facilities (see footnote 6). Despite proceeds from the borrowing facilities of approximately the same amount during each period, the Company used cash from financing activities during both periods. However, during the three months ended September 30, 2005, the Company’s cash use from financing activities decreased by $22,138,940 to a cash use of $3,188,717 from a cash use of $25,327,657 during the comparable period in the prior fiscal year. The cash use from financing activities decrease primarily as a result of fewer repayments on debt. During the three months ended September 30, 2005, repayments on debt decreased by $22,038,972 to $1,851,524 from $23,890,496 during the comparable period in the prior fiscal year.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004

During both the nine months ended September 30, 2005 and 2004 the Company’s primary source of operating cash flows was from operating leases and other revenue. During the nine months ended September 30, 2005, the Company’s cash flows from operations decreased by $4,364,779 to $5,727,136 from $10,091,915 during the comparable period in the prior fiscal year. This decrease is a result of a reduction in operating lease and other revenue of $6,562,396 to $8,606,531 from $15,168,927 during the comparable period in the prior fiscal year. Additionally, during the nine months ended September 30, 2005, the Company generated $63,866 of operating cash on accounts receivable compared to generating operating cash of $508,951 during the same period in the prior fiscal year, a decrease of $445,085. The decrease in revenue was partially offset by a reduction in cash paid on interest and leveraging certain liabilities including accounts payable, Managing Member, accounts payable, other and unearned lease income. Cash paid for interest decreased by $1,251,973 to $1,102,312 during the nine months ended September 30, 2005 from $2,354,285 in the same period in the prior fiscal year. Collectively, the aforementioned liabilities generated $72,182 of operating cash during the nine months ended September 30, 2005 compared to using $1,052,621 of operating cash in the same period in the prior fiscal year, an increase of $1,124,803.

During both the nine months ended September 30, 2005 and 2004, the primary source of cash flows from investing activities was proceeds from sales of leased assets. However, the Company generated $25,309,978 less in proceeds during the nine months ended September 2005 compared to the comparable period in the prior fiscal year. The Company generated $7,621,030 of proceeds from sales of leased assets during the nine months ended September 30, 2005 compared to $32,931,008 generated during the same period in the prior fiscal year, which was the primary reason cash flow from investing activities decreased by $25,173,906 during the nine months ended September 30, 2005 to $8,384,732 from $33,558,638 during the same period in the prior fiscal year.

During both the three months ended September 30, 2005 and 2004, the primary source of cash flows from financing activities was proceeds from the borrowing facilities (see footnote 6). During the nine months ended September 30, 2005, the Company generated $6,000,000 in proceeds from the borrowing facilities compared to $8,900,000 generated during the same period in the prior fiscal year, a decrease of $2,900,000. Overall, during the nine months ended September 30, 2005, the Company used $15,726,540 of cash in financing activities compared to using $43,804,766 of cash in financing activities during the same period in the prior fiscal year, a decrease of $28,078,226. Cash used in financing activities decreased primarily as a result of a reduction in repayments on debt. During the nine months ended September 30, 2005, repayments on debt decreased by $31,031,829 to $11,715,374 from $42,747,203 during the same period in the prior fiscal year.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended September 30, 2005 versus the three months ended September 30, 2004

During the three months ended September 30, 2005, revenues decreased by $4,971,612 to $2,800,037 from $7,771,649 during the same period in the prior fiscal year while operating results decreased by $2,812,819 from a net income of $833,168 during the three months ended September 30, 2004 to net loss of $1,979,651 during the same period in 2005. Operating results decreased primarily as a result of: (1) a decrease in operating lease revenue, (2) a decrease in gain on sales of assets, and (3) an increase in provision for losses and impairments. These decreases to operating results were partially offset by: (1) a decrease in depreciation expense, (2) an increase in other income, net and (3) a decrease in certain other operating expenses including interest expense railcar maintenance and amortization of initial direct costs.

The decrease in revenues was driven primarily by a decrease in operating lease revenue and a decrease in gains on sales of assets. During the three months ended September 30, 2005, operating lease revenue decreased by $1,077,720 to $2,887,162 from $3,964,882 during the same period in the prior fiscal year. Gains on sales of assets decreased by $3,735,826 from a gain of $3,597,193 during the three months ended September 30, 2004 to a loss of $138,633 during the same period in 2005.

The Company’s largest expense is depreciation. It is directly related to operating lease assets and the revenues earned on them. A cessation of acquisitions of these assets has led to the decrease in revenue noted above and to a decrease in depreciation expense of $1,399,090 from $3,285,546 during the three months ended September 30, 2004 to $1,886,456 during the same period in 2005.

Other income, net includes gains on interest rate swap contracts. During the three months ended September 30, 2005, other income, net increased by $276,496 to $276,496 from a nominal amount during the same period in the prior fiscal year.

During the three months ended September 30, 2005, certain other operating expenses including interest expense, railcar maintenance and amortization of initial direct costs decreased by $1,679,101 to $482,032 from $2,161,133 during the same period in the prior fiscal year.

The nine months ended September 30, 2005 versus the nine months ended September 30, 2004

During the nine months ended September 30, 2005, revenues decreased by $12,403,081 to $9,343,092 from $21,746,173 during the same period in the prior fiscal year while operating results decreased by $3,737,218 from a net income of $1,907,624 during the nine months ended September 30, 2004 to a net loss of $1,829,594 during the same period in 2005. Operating results decreased primarily as a result of: (1) a decrease in operating lease, direct finance lease and other revenue, (2) a decrease in the gain on sales of assets, and (3) an increase in certain operating expenses including the provisions for losses and impairments as well as bad debt. These decreases to operating results were partially offset by: (1) a decrease in depreciation expense, (2) a decrease in other loss, net, and (3) a decrease in certain other operating expenses including interest expense, asset management fees to Managing Member, railcar maintenance, and amortization of initial direct costs.

The decrease in revenues was driven primarily by a decrease in operating lease revenue, direct financing lease revenue and other revenue coupled with a decrease in gain on sales of assets. During the nine months ended September 30, 2005, operating lease revenue and direct financing lease revenue and other revenue decreased by $7,218,348 to $8,748,142 from $15,966,490 during the same period in the prior year. During the nine months ended September 30, 2005, gain on sales of assets decreased by $5,209,899 to $565,207 from $5,775,106 during the same period in the prior fiscal year.

During the nine months ended September 30, 2005, certain operating expenses including the provisions for losses and impairments and bad debts increased by $1,465,228 to $2,405,228 from $940,000 during the same period in the prior fiscal period.

During the nine months ended September 30, 2005, depreciation expense decreased by $6,256,246 to $6,047,609 from $12,303,855 during the same period in the prior fiscal year as a result of a decreasing asset base. Additionally during the nine months ended September 30, 2005, the Company generated other income of $807,269 compared to a nominal amount during the same period in the prior fiscal year, an increase of $807,269, as a result net gains on interest rate swap contracts.

During the nine months ended September 30, 2005, certain other operating expenses including interest expense, asset management fees to Managing Member, railcar maintenance and amortization of initial direct costs decreased by $2,720,959 to $2,252,702 from $4,973,661 during the same period in the prior fiscal year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company, like most other companies, is exposed to certain market risks, primarily changes in interest rates. The Company believes its exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, AFS has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate line of credit is repaid.

Also, the Company entered into a receivables funding facility in 1999. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To hedge its interest rate risk, the Company entered into interest rate swaps, which effectively converted the underlying interest characteristic on the facility from floating to fixed. Although the formal hedge accounting ceased in 2004, the interest rate swaps provide an economic hedge to the remaining indebtedness under the receivables funding facility. To the extent the notional amounts under the interest rate swaps exceed the remaining indebtedness, such interest rate swaps are speculative in nature. Under the swap agreements, the Company will make or receive variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed (hedged) interest rate. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations.

In general, it is anticipated that these swap agreements will eliminate the Company’s interest rate risk associated with variable rate borrowings under the receivables funding facility. However, the Company would be exposed to and would manage credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2005, certain material weaknesses existed in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting and related disclosures for derivatives in accordance with SFAS No. 133, as amended by SFAS 137, 138, and 149; and e) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the material weaknesses and believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

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

With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Limited Liability Company Operating Agreement.

With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

With regard to the propriety of accounting and disclosures for derivatives, the Managing Member has reviewed the accounting guidance and restated interest expense and accumulated other comprehensive loss for the three months ended March 31, 2005, and has prescribed that future accounting for derivatives reflect changes in fair value in earnings. At December 31, 2005, the Managing Member implemented the prescribed accounting treatment and believes that this will eliminate the potential for future material misstatements.

The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations; and a financial reporting supervisor has been hired. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Item 1A.	Risk Factors.

Inapplicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable.

Item 3.	Defaults Upon Senior Securities.

Inapplicable.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

Inapplicable.

Item 5.	Other Information.

Inapplicable.

Item 6.	Exhibits.

Documents filed as a part of this report

1.	Financial Statement Schedules

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

Date: April 17, 2007

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer
of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer
of Registrant

1