Form 10-K
period 2005-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-04-18
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  ☐

State the issuer’s revenues for the most recent fiscal year: $13,656,269

The number of Limited Liability Company Units outstanding as of December 31, 2005 was 13,570,188.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated December 7, 1998, filed pursuant to Rule 424(b) (Commission File No. 333-62477) is hereby incorporated by reference into Part IV hereof.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund VIII, LLC (the “Company”) was formed under the laws of the State of California in July 1998. The Company was formed for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability corporation. Prior to converting to a limited liability company structure, the Managing Member was formerly known as ATEL Financial Corporation. The Company may continue until December 31, 2019.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $135,701,880 (13,570,188 units) were received as of November 30, 2000, $500 of which represented the Initial Member’s capital investment, $100 of which represented AFS’ capital investment and $135,701,380 of which represented continuing interest of the Other Members. The offering was terminated on November 30, 2000.

As of December 31, 2005 13,570,188 Units ($135,701,880) were issued and outstanding.

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

The Company has the ability to incur debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company intends to borrow amounts equal to such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future.

As of December 31, 2005, the amounts of such equipment acquisition debt was $2,000,000 as discussed above and further discussed in both Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity, Item 7, and footnote 8 to the financial statements as set forth in Part II, Item 8.

The Company may also incur long-term recourse debt in the form of asset securitization transactions in order to obtain lower interest rates or other more desirable terms than may be available for individual non-recourse debt transactions. In an “asset securitization,” the lender would receive a security interest in a specified pool of “securitized” Company assets or a general lien against all of the otherwise unencumbered assets of the Company. It is the intention of AFS to use asset securitization primarily to finance assets leased to those creditors which, in the opinion of AFS, have a relatively lower potential risk of lease default than those lessees with equipment financed with non-recourse debt. AFS expects that an asset securitization financing would involve borrowing at a variable interest rate based on an established reference rate. AFS would seek to limit the Company’s exposure to increases in the interest rate by engaging in hedging transactions that would effectively fix the interest rate obligation.

As of December 31, 2005, the amount of such securitized borrowings was $4,524,000 as discussed above and further discussed in footnote 9 to the financial statements as set forth in Part II, Item 8.

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

The Company’s intent is to only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

From inception through December 31, 2005, the Company had purchased equipment with a total acquisition price of $246,539,790.

The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an aggregate credit rating by Moody’s Investor service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the aggregate rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an aggregate credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2005, 2004, and 2003, certain lessees generated significant portions of the Company’s operating lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues (Restated)
		2005	2004	2003
Overnite Transportation Company	Tractors and trailers	*	10%	10%
GE Aircraft Engines	Manufacturing	*	10%	*
Emery Worldwide Airlines	Aircraft	*	*	13%
Tal International Container	Railcars	18%	*	*

*	Less than 10%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the reinvestments, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will seek to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS per the Operating Agreement.

Equipment Leasing Activities - The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2005 and the industries to which the assets have been leased. The Company has purchased certain assets subject to existing non-recourse debt. For financial statement purposes, non-recourse debt has been offset against the investment in certain direct finance leases where the right of offset exists.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$59,802,371	24.25%
Manufacturing	44,048,583	17.87%
Aircraft	38,535,439	15.63%
Transportation, other	46,986,721	19.06%
Gas compressors	13,848,465	5.62%
Materials handling	11,018,547	4.47%
Point of sale / office automation	8,677,566	3.52%
Storage tanks	6,712,090	2.72%
Marine vessels	4,723,409	1.92%
Other	12,186,599	4.94%

	$246,539,790	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$59,802,371	24.25%
Transportation, air	38,535,439	15.63%
Manufacturing, other	34,889,583	14.15%
Transportation, other	27,245,340	11.05%
Transportation, containers	21,228,750	8.61%
Manufacturing, electronics	20,901,071	8.48%
Retail	18,056,010	7.32%
Natural gas	13,848,465	5.62%
Other	12,032,761	4.88%

	$246,539,790	100.00%

Through December 31, 2005, the Company has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expenses *
Materials Handling	$6,795,563	$2,008,954	$6,504,797
Transportation, Rail	19,365,239	18,081,914	9,817,439
Point of Sale/Office Automation	12,161,640	2,392,541	13,086,353
Manufacturing	39,402,760	19,110,049	37,627,061
Transportation, Other	20,529,738	7,577,611	18,462,655
Storage Tanks	6,712,090	6,800,000	1,035,726
Aircraft	38,535,439	8,666,648	16,856,254
Photo Processing Equipment	10,781,578	6,555,101	9,617,910
Other	2,514,658	1,106,070	2,195,081

	$156,798,705	$72,298,888	$115,203,276

*	Includes only those expenses directly related to the production of the related rents.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company will seek to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2005, see footnote 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Company geographic revenues and assets and major customers, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED MATTERS

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2005, a total of 3,376 investors were holders of record of Units in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2005. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of January 1, 2006. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unit holders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2005 the value of the Company’s assets, calculated on this basis, was approximately $4.00 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The rate for monthly distributions from 2005 operations was $0.0758 per Unit for January through December. The distributions were paid in February through December 2005 and in January 2006. During 2005, the Company declared thirteen distributions beginning in February and ending in December 2005 compared to twelve distributions in 2004 and 2003. The rate for quarterly distribution paid in April, July and October 2005 and in January 2006 was $0.2275 per Unit. Distributions were from 2005 cash flows from operations.

The rate for monthly distributions from 2004 operations was $0.0758 per Unit for January through December. The distributions were paid in February through December 2004 and in January 2005. The rate for quarterly distribution paid in April, July and October 2004 and in January 2005 was $0.2275 per Unit. Distributions were from 2004 cash flows from operations.

The rate for monthly distributions from 2003 operations was $0.0758 per Unit for January through December. The distributions were paid in February through December 2003 and in January 2004. The rate for quarterly distribution paid in April, July and October 2003 and in January 2004 was $0.2275 per Unit. Distributions were from 2003 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member (Other Members).

	2005	2004	2003	2002	2001
Net income (loss) per Unit, based on weighted average Unit outstanding	$(0.15)	$0.29	$(0.57)	$(0.31)	$(0.03)
Return of investment	1.16	0.62	1.48	1.22	0.94

Distributions declared per Unit, based on weighted average Other Member Units outstanding	1.01	0.91	0.91	0.91	0.91
Differences due to timing of distributions	(0.10)	—	—	—	0.01

Actual distribution paid per Unit	$0.91	$0.91	$0.91	$0.91	$0.92

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company at December 31, 2005, 2004, 2003, 2002, and 2001 and for the years then ended. This financial data should be read in conjunction with the financial statements and related notes included under Part II Item 8.

	2005	2004	2003	2002	2001
Gross revenues	$13,656,269	$28,082,971	$28,693,903	$32,783,182	$43,794,097
Net income (loss)	$(863,470)	$4,975,349	$(6,742,083)	$(3,178,988)	$539,152
Weighted average of Other Members’ Units	13,570,188	13,570,188	13,570,188	13,570,188	13,570,188
Net income (loss) allocated to Other Members	$(1,970,462)	$3,974,194	$(7,743,062)	$(4,180,157)	$(465,764)
Net income (loss) per Other Members’ Units, based on weighted average of Other Members’ Units outstanding	$(0.15)	$0.29	$(0.57)	$(0.31)	$(0.03)
Distributions per Other Members’ Units, based on weighted average of Other Members’ Units outstanding	$1.01	$0.91	$0.91	$0.91	$0.91
Total assets	$38,100,509	$63,877,176	$109,972,043	$153,688,187	$184,765,395
Non-recourse and other long-term debt	$5,845,767	$19,231,946	$46,555,335	$68,614,855	$91,383,964
Total Members’ capital	$26,481,443	$41,518,905	$47,474,885	$65,325,352	$82,533,985

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Company participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Company had borrowed $2,000,000 under the acquisition facility.

As of December 31, 2005 borrowings under the Master Terms Agreement were as follows:

Total amount available under the Master Terms Agreement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)

Total remaining available under the Master Terms Agreement	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is contingently liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) both of which are 100% liable. As of December 31, 2005, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 ranged from 5.93% to 7.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the warehousing facility participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Company was removed from the borrowing facility.

Throughout the reinvestment period ending December 31, 2007, the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all current obligations including debt service (both principal and interest), the payment of management and acquisition fees to AFS and providing for cash distributions to the other members.

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

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 7, 8 and 9 to the financial statements in Item 8.

Additionally, in 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million in July 2000) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The program provided for borrowing at a variable interest rate and requires the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. AFS believes that this program allowed the Company to avail itself of lower cost debt than that available for individual non-recourse debt transactions. The program expired as to new borrowings in January 2002. The receivables funding program terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Company is required to make standby payments. These fees totaled $40,593 and $155,609 in 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in varying quarterly and semi-annual payments. Interest on the note is at fixed at 4.96%. The note is secured by an assignment of lease payments and pledges of assets. At December 31, 2005, the carrying value of the pledged assets is $2,816,670. The note matures in 2007.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999. See Items 5 and 6 for additional information regarding distributions.

At December 31, 2005, the Company had no commitments to purchase leased assets.

Cash Flows

2005 vs. 2004:

In 2005 and 2004, the Company’s primary source of cash from operations was the rents from operating lease activities. However, cash flow from operations decreased by $4,115,872 from $12,264,913 in 2004 to $8,149,041 in 2005. The decrease was primarily due to a decrease in operating lease and other revenue of $6,956,074 from $18,223,073 in 2004 to $11,266,999 in 2005. This decrease in revenue was offset, in part, by a decrease in cash paid for interest on debt as well as decreases in: (1) asset management fees to Managing Member, (2) insurance, (3) taxes on income and franchise fees, and (4) other expense. In 2005, cash paid for interest on debt decreased by $2,132,187 from $3,478,132 in 2004 to $1,345,945 in 2005. In 2005, asset management fees to Managing Member, insurance, taxes on income and franchise fees and other expense decreased by $1,098,937 to $991,099 from $2,090,036 in 2004.

In 2005 and 2004, the primary source of cash from investing activities was proceeds from sales of lease assets. However, cash provided from investing activities decreased by $23,337,397 from $39,968,341 in 2004 to $16,630,944 in 2005. The decrease was primarily due to a decrease in proceeds from sales of lease assets. In 2004, proceeds from sales of lease assets generated cash of $38,125,051 compared to $16,392,017 in 2005, a decrease of $21,733,034.

In 2005, the Company’s primary source of cash from financing activities was $8,000,000 in borrowings under the borrowing facility (see footnote 8). In 2004, the Company had no sources of cash from financing activities. In both years, the Company used cash in financing activities. However, cash used in financing activities decreased by $25,437,338 from a $50,171,927 use of cash in 2004 to a $24,734,589 use of cash in 2005. The Company used less cash in financing activities primarily due to the increased borrowings discussed above augmented by a net reduction in payments on long term debt, the line of credit and non-recourse debt of $17,437,210 from $36,823,389 of repayments in 2004 to $19,386,179 of repayments in 2005.

2004 vs. 2003:

In 2004 and 2003, the Company’s primary source of cash from operations was the rents from operating lease activities. However, cash flow from operations decreased by $6,728,123 from $18,993,036 in 2003 to $12,264,913 in 2004. The decrease was primarily due to a net decrease in operating lease and other revenue of $9,005,305 from $27,228,378 in 2003 to $18,223,073 in 2004. This net decrease in operating lease and other revenue was offset, in part, by a decrease in cash paid for interest on debt. In 2004, cash paid for interest on debt decreased by $1,772,878 to $3,478,132 in 2004 from $5,251,010 in 2003.

In 2004 and 2003, the primary source of cash from investing activities was proceeds from sales of lease assets. Cash provided from investing activities increased by $24,210,170 from $15,758,171 in 2003 to $39,968,341 in 2004. The increase was primarily due to an increase in proceeds from sales of lease assets. In 2003, proceeds from sales of lease assets generated cash of $13,964,820 compared to 2004 when proceeds generated $38,125,051, an increase of $24,160,231.

There were no new sources of cash from financing activities in 2004. In 2003, sources of cash from financing activities consisted of borrowings on the Company’s borrowing facility (see footnote 8) of $19,500,000 and proceeds from non-recourse debt of $2,563,149 compared to no proceeds in 2004. In 2004, cash used in financing activities increased by $13,665,825 from $36,506,102 in 2003 to $50,171,927 in 2004. This increase in cash usage was primarily due to a decrease in proceeds from borrowings as discussed above, which was offset by a net decrease in repayments on long term debt, the borrowing facility and non-recourse debt of $8,399,280 from $45,222,669 in 2003 to $36,823,389 in 2004.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

As of December 31, 2005 and 2004, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2005	2004
Transportation, rail	54%	38%
Transportation, containers	28%	17%
Transportation, air	*	12%
Natural gas	*	11%
Manufacturing, other	*	10%

*	Less than 10%

The Company had a nominal amount of equipment purchases on operating leases during 2005. Below is a table that summarizes utilization percentages for leased assets during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Equipment utilization	89%	84%	88%

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this reinvestment stage, which ends six years after the end of the Company’s public offering. Initial lease terms will generally be from 36 to 120 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its reinvestment stage.

2005 vs. 2004:

The primary source of revenues in both years was rents from operating leases and gain on sales of assets. However, rents from operating leases, direct financing leases and gain on sales of assets have continued to decrease. As a result of direct financing leases coming to term, revenues from direct financing leases decreased by $1,001,746 to $176,456 in 2005 from $1,178,202 in 2004. As a result of asset sales, revenues from operating leases decreased by $6,444,476 from $17,699,022 in 2004 to $11,254,546 in 2005. As a result of fewer asset sales in 2005 versus 2004, gain on sales of assets decreased by $6,502,178 from $8,675,502 in 2004 to $2,173,324 in 2005. Operations resulted in a net loss of $863,470 in 2005 versus a net income of $4,975,349 in 2004. This $5,838,819 decrease in operating results was primarily the result of a decrease in total revenue of $14,426,702 from $28,082,971 in 2004 to $13,656,269 in 2005. This reduction in revenue was offset, in part, by a reduction in operating expenses and an increase in other income, net. Operating expenses decreased by $8,245,982 from $23,735,092 in 2004 to $15,489,110 in 2005. The decrease in operating expenses was primarily a result of decreases in depreciation and amortization, interest expense, asset management fees, insurance, taxes on income and franchise fees and other of $10,860,810 from $21,343,692 in 2004 to $10,482,882 in 2005. Additionally, these expense reductions were augmented by the Company generating other income, net of $969,371 in 2005 compared to other income, net of $627,470 in 2004, an increase of $341,901 to operating results. Offsetting these reductions in operating expenses and contribution of other income, net were increases in the provision for doubtful accounts as well as the provision for losses and impairment. The provision for doubtful accounts increased by $223,068 from a net adjustment decreasing the allowance for doubtful accounts of $173,000 in 2004 to a net adjustment increasing the allowance for doubtful accounts of $50,068 in 2005.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair value of certain manufacturing equipment and an aircraft had declined in value to the extent that the carrying values had become impaired. The fair value of these assets was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of certain manufacturing equipment in the amount of $1,273,917 and a certain aircraft in the amount of $2,306,328 for the year ended December 31, 2005. These two provisions totaled $3,580,245, an increase of $2,493,933 from a provision of $1,086,312 in 2004. See footnote 4 to the financial statements, Reserves, impairments and provisions for doubtful accounts as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding impairment losses.

2004 vs. 2003:

The primary sources of revenues in 2004 were operating lease and gain on sales of assets compared to primarily operating leases in 2003. Rents from operating leases decreased by $9,384,034 from $27,083,056 in 2003 to $17,699,022 in 2004 as a result of asset sales. These asset sales resulted in an increase in gain on sales of assets of $8,080,203 from $595,299 in 2003 to $8,675,502 in 2004. Overall, total revenue decreased by $610,932 from $28,693,903 in 2003 to $28,082,971 in 2004.

Offsetting this decrease in revenue was a decrease of $11,636,443 in operating expenses from $35,371,535 in 2003 to $23,735,092 in 2004. This decrease in operating expenses was augmented by an increase in other income, net of $691,921 from a net loss of $64,451 in 2003 to other income, net of $627,470 in 2004. The combination of these changes resulted in an increase in operating results from a net loss of $6,742,083 in 2003 to net income of $4,975,349 in 2004, an increase of $11,717,432. Most operating expenses decreased from 2004 to 2003. However, this decrease in operating expenses was primarily a result of decreases in depreciation of operating lease assets, provision for losses and impairments and interest expense of $10,877,717 from $30,767,521 in 2003 to $19,889,804 in 2004. These decreases were a result of (1) asset sales, (2) a decrease in interest bearing debt and (3) fewer impairment reserves required in 2004.

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of the review, management determined that the fair value of a certain aircraft had declined in value to the extent that the carrying value had become impaired. The fair value of the aircraft was determined based on the sum of the discounted estimated future cash flows of the assets. A charge to operations was recorded for the decline in value of the aircraft in the amount of $1,050,000 in 2004, which is included in the provision for losses and impairments of 1,086,312. This compares to a charge to operations of $4,401,397 for the decline in fair value of an aircraft in 2003, which is included in the provision for losses and impairments of $5,679,271. See footnote 4 to the financial statements, as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for additional information regarding impairment losses.

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

SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. If derivative financial instruments are utilized, the Company will be required to record derivative instruments at fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to net income or other comprehensive income, as appropriate.

The Company adopted SFAS No. 133, as amended, on January 1, 2001. Upon adoption, the Company recorded interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See footnote 9 to the financial statements in Item 8, Receivables Funding Program, for additional information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial

Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off on a case by case basis.

Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.

Initial direct costs:

In prior years, the Company capitalized initial direct costs (“IDC”) associated with the acquisition of lease assets and funding of investments in notes receivable (as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). Capitalized IDC included both internal costs (e.g., labor and overhead) and external broker fees incurred with the acquisition. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. The Company has no notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Restatement of Prior Periods Presented

After receipt of an SEC comment letter by an affiliate of the Company in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required. This Form 10-K reflects the restatement, in accordance with the provisions of APB No. 20, “Accounting Changes”, of ATEL Capital Equipment Fund VIII, LLC Financial Statements for the following periods:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

Revenue

The Company’s Managing Member determined that the accounting methodology relating to certain utilization leases must be modified to comply with SFAS No. 13, “Accounting for Leases.” The Managing Member concluded that revenue was being inappropriately recognized on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. As a result, the Company restated operating lease revenue, accounts receivable and members’ capital.

Accrued liabilities

The Company’s Managing Member determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Company restated several of its asset, liability, members’ capital and expense accounts.

Amortization of Initial Direct Costs to Originate or Acquire Loans and Leases Capitalized in Prior years

The Company’s Managing Member determined that the accounting methodology relating to the amortization of incremental initial direct cost (“IDC”) and fees capitalized in prior years must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately amortizing IDC capitalized in prior years. IDC is now amortized over the underlying lease term.

Accumulated Other Comprehensive Loss

The Company’s Managing Member determined that amounts in accumulated other comprehensive loss had not been properly reclassified into interest expense in accordance with SFAS No. 133. As a result of this review, the Company restated interest expense and accumulated other comprehensive loss.

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

In general, the Company expects to manage its exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. Furthermore, the Company has historically been able to maintain a stable spread between its cost of funds and lease yields in both periods of rising and falling interest rates. Nevertheless, the Company expects to frequently fund leases with its floating interest rate line of credit and will, therefore, be exposed to interest rate risk until fixed rate financing is arranged, or the floating interest rate acquisition facility is repaid. As of December 31, 2005, there was an outstanding balance of $2,000,000 on the floating rate acquisition facility and the effective interest rate of the borrowings ranged from 5.93% to 7.25%.

Also, as described in the caption “Capital Resources and Liquidity,” the Company entered into a receivables funding program facility in 1999. Since interest on the outstanding balances under the facility will vary, the Company will be exposed to market risks associated with changing interest rates. To reduce its interest rate risk, the Company is required by the terms of the receivable funding program to enter into interest rate swap agreements, which effectively convert the underlying interest characteristic on the facility from floating to fixed. Although the formal hedge accounting ceased in 2004, the interest rate swaps provide an economic hedge to the remaining indebtedness under the receivables funding facility. To the extent the notional amounts under the interest rate swaps exceed the remaining indebtedness, such interest rate swaps are speculative in nature. Under the swap agreements, the Company makes or receives variable interest payments to or from the counterparty based on a notional principal amount. The net differential paid or received by the Company is recognized as an adjustment to interest expense related to the facility balances. The amount paid or received will represent the difference between the payments required under the variable interest rate facility and the amounts due under the facility at the fixed interest rate. At December 31, 2005, there was $4,524,000 in borrowings under this accounts receivable program.

In general, these swap agreements are designed to reduce the Company’s interest rate risk associated with variable rate borrowings. However, the Company is exposed to and manages the credit risk associated with the counterparty by dealing only with institutions it considers financially sound.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

April 2, 2007

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash and cash equivalents	$2,615,307	$2,569,911
Accounts receivable, net of allowance for doubtful accounts of $68,099 in 2005 and $52,115 in 2004	1,041,404	1,182,382
Prepaid expenses and other assets	58,552	47,602
Investments in equipment and leases, net of accumulated depreciation, amortization and impairment loss reserve of $54,461,231 in 2005 and $76,597,252 in 2004	34,385,246	60,077,281

Total assets	$38,100,509	$63,877,176

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,018,484	$660,890
Accrued distributions to Other Members	1,305,708	—
Other	710,738	439,322
Accrued interest payable	60,279	154,604
Non-recourse debt	1,321,767	6,039,946
Acquisition facility obligation	2,000,000	—
Receivables funding program obligation	4,524,000	13,192,000
Interest rate swap contracts	466,082	1,435,454
Unearned operating lease income	212,008	436,055

Total liabilities	11,619,066	22,358,271

Commitments and contingencies

Members’ capital:
Accumulated other comprehensive loss	(139,942)	(725,935)
Managing Member	—	—
Other Members’	26,621,385	42,244,840

Total Members’ capital	26,481,443	41,518,905

Total liabilities and Members’ capital	$38,100,509	$63,877,176

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Revenues:
Leasing activities:
Operating leases	$11,254,546	$17,699,022	$27,083,056
Direct financing leases	176,456	1,178,202	864,509
Gain on sales of assets	2,173,324	8,675,502	595,299
Interest	39,490	6,194	5,717
Other	12,453	524,051	145,322

Total revenue	13,656,269	28,082,971	28,693,903

Expenses:
Depreciation of operating lease assets	7,578,618	14,730,692	20,664,339
Provision for losses and impairments	3,580,245	1,086,312	5,679,271
Interest expense	1,837,613	4,072,800	4,423,911
Asset management fees to Managing Member	447,641	1,057,355	1,517,259
Railcar maintenance	439,137	482,050	791,868
Cost reimbursements to Managing Member	731,264	752,161	666,005
Amortization of initial direct costs	75,552	450,164	453,716
Professional fees	205,514	243,877	475,195
Insurance	55,996	196,711	182,739
Provision for doubtful accounts	50,068	(173,000)	30,000
Aircraft inspection and maintenance	—	—	132,510
Taxes on income and franchise fees	113,000	264,377	70,684
Other	374,462	571,593	284,038

	15,489,110	23,735,092	35,371,535

Net income (loss) from operations	(1,832,841)	4,347,879	(6,677,632)
Other income (loss), net	969,371	627,470	(64,451)

Net income (loss)	$(863,470)	$4,975,349	$(6,742,083)

Net income (loss):
Managing Member	$1,106,992	$1,001,155	$1,000,979
Other Members	(1,970,462)	3,974,194	(7,743,062)

	$(863,470)	$4,975,349	$(6,742,083)

Net income (loss) per Limited Liability Company Unit (Other Members)	$(0.15)	$0.29	$(0.57)
Weighted average number of Units outstanding (Other Members)	13,570,188	13,570,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Other Members		Managing Member	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2002	13,570,188	$70,706,694	$—	$(5,381,342)	$65,325,352
Distributions to Other Members ($0.91 per Unit)	—	(12,345,603)	—	—	(12,345,603)
Distributions to Managing Member	—	—	(1,000,979)	—	(1,000,979)
Unrealized decrease in interest rate swap liability	—	—	—	2,173,747	2,173,747
Reclassification for portion of swap liability charged to net loss	—	—	—	64,451	64,451
Net income (loss)	—	(7,743,062)	1,000,979	—	(6,742,083)

Balance December 31, 2003	13,570,188	50,618,029	—	(3,143,144)	47,474,885
Distributions to Other Members ($0.91 per Unit)	—	(12,347,383)	—	—	(12,347,383)
Distributions to Managing Member	—	—	(1,001,155)	—	(1,001,155)
Unrealized decrease in interest rate swap liability	—	—	—	1,144,671	1,772,141
Reclassification for portion of swap liability charged to net loss	—	—	—	1,272,538	645,068
Net income	—	3,974,194	1,001,155	—	4,975,349

Balance December 31, 2004	13,570,188	42,244,840	—	(725,935)	41,518,905
Distributions to Other Members ($1.01 per Unit)	—	(13,652,993)	—	—	(13,652,993)
Distributions to Managing Member	—	—	(1,106,992)	—	(1,106,992)
Reclassification for portion of swap liability charged to net loss	—	—	—	585,993	585,993
Net income (loss)	—	(1,970,462)	1,106,992	—	(863,470)

Balance December 31, 2005	13,570,188	$26,621,385	$—	$(139,942)	$26,481,443

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Operating activities:
Net income (loss)	$(863,470)	$4,975,349	$(6,742,083)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(2,173,324)	(8,675,502)	(595,299)
Depreciation of operating lease assets	7,578,618	14,730,692	20,664,339
Amortization of initial direct costs	75,552	450,164	453,716
Interest rate swap contracts	585,993	1,272,538	64,451
Realized decrease in interest swap liability	(969,371)	(627,470)	—
Provision for doubtful accounts	50,068	(173,000)	30,000
Provision for losses and impairments	3,580,245	1,086,312	5,679,271
Changes in operating assets and liabilities:
Accounts receivable	90,910	1,115,520	(217,384)
Due from Managing Member	—	—	171,119
Prepaid expenses and other assets	(10,950)	(346,333)	17,316
Accounts payable, Managing Member	251,726	(291,823)	740,715
Accounts payable, other	271,416	(418,289)	(199,162)
Accrued interest payable	(94,325)	(32,802)	(762,648)
Unearned lease income	(224,047)	(800,443)	(311,315)

Net cash provided by operating activities	8,149,041	12,264,913	18,993,036

Investing activities:
Proceeds from sales of lease assets	16,392,017	38,125,051	13,964,820
Reduction of net investment in direct financing leases	1,047,805	1,843,290	1,793,351
Purchases of equipment on operating leases	(803,340)	—	—
Additions and adjustment to initial direct costs	(5,538)	—	—

Net cash provided by investing activities	16,630,944	39,968,341	15,758,171

Financing activities:
Repayments of receivables funding program obligation	(8,668,000)	(26,754,000)	(22,966,000)
Repayments of acquisition facility	(6,000,000)	(9,500,000)	(20,600,000)
Borrowings under acquisition facility	8,000,000	—	19,500,000
Proceeds of non-recourse debt	—	—	2,563,149
Repayments of non-recourse debt	(4,718,179)	(569,389)	(1,656,669)
Distributions to Other Members	(12,347,286)	(12,347,383)	(12,345,603)
Distributions to Managing Member	(1,001,124)	(1,001,155)	(1,000,979)

Net cash used in financing activities	(24,734,589)	(50,171,927)	(36,506,102)

Net increase (decrease) in cash and cash equivalents	45,396	2,061,327	(1,754,895)
Cash and cash equivalents at beginning of year	2,569,911	508,584	2,263,479

Cash and cash equivalents at end of year	$2,615,307	$2,569,911	$508,584

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$293,214	$94,061	$124,239

Cash paid during the year for interest	$1,345,945	$2,833,064	$5,251,010

Schedule of non-cash transactions:
Unrealized decrease in interest rate swap liability	$—	$1,144,671	$2,173,747

Distributions declared to Managing Member at year-end	$105,868	$—	$—

Distributions declared to Other Members at year-end	$1,305,708	$—	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND X, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing activities). Total gross contributions in the amount of $135,701,880 (13,570,188 units) were received as of November 30, 2000, $500 of which represented the Initial Member’s capital investment, $100 of which represented AFS’ capital investment and $135,701,380 of which represented continuing interest of the Other Members. The offering was terminated on November 30, 2000.

As of December 31, 2005, 13,570,188 Units ($135,701,880) were issued and outstanding.

As a limited liability company, the liability of any individual member for the obligations of the Company is limited to the extent of capital contributions to the Company by the individual member.

Pursuant to the terms of the Limited Liability Company Operating Agreement (“Operating Agreement”), AFS receives compensation and reimbursements for services rendered on behalf of the Company. AFS is required to maintain in the Company reasonable cash reserves for working capital, the repurchase of Units and contingencies.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, ending December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by the Operating Agreement.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2005 and 2004 and the related statements of operations, changes in members’ capital, and cash flows for each of the three years ended December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases and direct financing leases. See footnote 3 for a description of lessees and financial borrowers by industry as of December 31, 2005 and 2004.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to expense on a specific identification basis.

Direct financing leases are automatically placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status on a case by case basis.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity simultaneously, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date. See footnotes 4 and 5.

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

However, certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset day-by-day basis, where these assets are deployed.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis).

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income and franchise taxes for only those states which levy taxes on partnerships. For the years ended December 31, 2005, 2004, and 2003, the current provision for state income taxes was approximately $113,000, $264,377 and $70,684, respectively.

The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2005	2004
Financial statement basis of net assets	$26,481,443	$41,518,905
Tax basis of net assets (unaudited)	13,478,258	19,582,706

Difference	$13,003,185	$21,936,199

The primary differences between the tax basis of the net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences in depreciation methods used in the financial statements and the Company’s tax returns.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

2.	Summary of significant accounting policies (continued):

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for each of the years ended December 31:

	2005	2004	2003
Net income (loss) per financial statements	$(863,470)	$4,975,349	$(6,742,083)
Reconciling item – impact due to prior year restatement	—	246,903	(779,178)
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,429,651	335,960	(4,676,068)
Provision for doubtful accounts and losses	3,580,245	(422,738)	5,499,271
Adjustments to lease revenues	1,378,944	22,178,232	(1,150,757)
Other	1,718,501	—	—

Net income (loss) per federal tax return (unaudited)	$7,243,871	$27,313,706	$(7,848,815)

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Other income (loss), net:

Other income (loss) consists of amounts received as settlement from former customers previously written off as well as gains and losses on interest rate swap contracts. During the fiscal year ended December 31, 2005 and 2004, other income, net was comprised of favorable fair value adjustments on interest rate swap contracts of $969,371 and $626,470, respectively. For the year ended December 31, 2003, other loss, net was comprised of unfavorable fair value adjustments on interest rate swap contracts of $64,451.

Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2005, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle and corrections of errors. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

3.	Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment upon default.

As of December 31, 2005, 2004 and 2003, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2005	2004	2003
Transportation, rail	54%	38%	20%
Transportation, containers	28%	17%	11%
Transportation, air	*	12%	*
Natural gas	*	11%	*
Manufacturing, other	*	10%	18%
Transportation, other	*	*	13%

*	Less than 10%

During 2005, one customer comprised 18% of the Company’s revenues from leases. During 2004, two customers comprised 10% and 10% of the Company’s revenues from leases. During 2003, two customers comprised 13% and 10% of the Company’s revenues from leases.

4.	Reserves, impairments and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following:

	Reserve for losses and Impairments	Allowance for doubtful accounts
Balance December 31, 2002	—	306,365
Provision (recoveries)	5,679,271	30,000
Charge offs	(5,679,271)	(111,250)

Balance December 31, 2003	—	225,115
Provision (recoveries)	1,086,312	(173,000)
Charge offs	(1,086,312)	—

Balance December 31, 2004	—	52,115
Provision (recoveries)	3,580,245	50,068
Charge offs	(2,306,328)	(34,084)

Balance December 31, 2005	$1,273,917	$68,099

5.	Investments in equipment and leases, net:

The Company’s investments in equipment and leases consist of the following:

	Balance December 31, 2004	Additions	Impairment Losses	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Reclassi- fications or Dispositions	Balance December 31, 2005
Investment in operating lease equipment	$51,470,210	$803,340	$(2,306,328)	$(7,506,066)	$(12,495,072)	$29,966,084
Net investment in direct financing leases, as restated	3,092,071	—	—	—	(1,047,805)	2,044,266
Assets held for sale or lease	5,405,497	—	(1,273,917)	(72,552)	(1,723,621)	2,335,407
Initial direct costs	109,503	—	—	(75,552)	5,538	39,489

	$60,077,281	$803,340	$(3,580,245)	$(7,654,170)	$(15,260,960)	$34,385,246

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

5.	Investments in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. As a result of those reviews, management determined that the fair value of certain assets declined in value to the extent that the carrying values had become impaired. The fair value of the assets was determined based on the sum of the discounted estimated future cash flows of the assets. The Company recorded impairment losses as follows for each of the years ended December 31:

	2005	2004	2003
Aircraft	$2,306,328	$1,050,000	$4,401,397
Office automation	—	36,312	—
Locomotives	—	—	760,000
Rail car auto racks	—	—	268,373
Manufacturing equipment	1,273,917	—	249,501

	$3,580,245	$1,086,312	$5,679,271

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31:

	2005	2004	2003
Depreciation expense	$7,578,618	$14,730,692	$20,664,339
Impairment losses	3,580,245	1,086,312	5,679,271

	$11,158,863	$15,817,004	$26,343,610

All of the property on lease was acquired during the period from 1999 through 2002.

Operating leases:

Equipment on operating leases consists of the following:

	December 31, 2004	Additions	Impairment Provision	Depreciation Expense	Reclassi- fications or Dispositions	December 31, 2005
Transportation, rail	$45,523,019	$—	$—	$—	$(4,642,838)	$40,880,181
Containers	21,165,000	—	—	—	(63,750)	21,101,250
Aircraft	15,448,037	—	—	—	(15,448,037)	—
Natural gas compressors	13,541,303	—	—	—	(10,864,857)	2,676,446
Manufacturing	4,599,823	—	—	—	(3,105,165)	1,494,658
Transportation, other	3,111,407	803,340	—	—	—	3,914,747
Materials handling	1,090,279	—	—	—	—	1,090,279
Other	5,313,054	—	—	—	—	5,313,054

	109,791,922	803,340	—	—	(34,124,647)	76,470,615
Less accumulated depreciation and reserves for losses and impairments	(58,321,712)	—	(2,306,328)	(7,506,066)	21,629,575	(46,504,531)

Total	$51,470,210	$803,340	$(2,306,328)	$(7,506,066)	$(12,495,072)	$29,966,084

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

5.	Investments in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2005 and 2004, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2005 and 2004:

	2005	2004
Total minimum lease payments receivable	$1,175,648	$2,399,904
Estimated residual values of leased equipment (unguaranteed)	986,699	986,704

Investment in direct financing leases	2,162,347	3,386,608
Less unearned income	(118,081)	(294,537)

Net investment in direct financing leases	$2,044,266	$3,092,071

At December 31, 2005, the aggregate amounts of future minimum lease payments are as follows:

Year ending December 31,	Operating Leases	Direct Financing Leases	Total
2006	$4,447,998	$846,888	$5,294,886
2007	3,736,023	279,959	4,015,982
2008	2,492,749	48,801	2,541,550
2009	2,090,549	—	2,090,549
2010	799,555	—	799,555
Thereafter	677,628	—	677,628

	$14,244,502	$1,175,648	$15,420,150

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life (Yrs)
Transportation, Rail	30-35
Aircraft	20-25
Construction	7-10
Manufacturing	10-20
Materials Handling	7-10
Natural Gas Compressors	7-10
Transportation, Other	7-10

6.	Related party transactions:

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

6.	Related party transactions (continued):

Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group, the Parent of the Managing Member, and performs services for the Company. During the acquisition period, acquisition services were performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing leases, number of investors or equity depending on the type of cost incurred.

AFS and/or affiliates earned fees and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31:

	2005	2004	2003
Equipment Management Fees	$447,641	$1,057,355	$1,517,259
Partnership Administration	678,510	752,161	666,005
Non-Admin Cost Reimbursements	52,754	—	—

	$1,178,905	$1,809,516	$2,183,264

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2005, 2004, 2003, the Managing Member made payments of $367,076, $455,634, and $341,269, respectively.

The Operating Agreement places an annual and a cumulative limit for cost reimbursements to AFS. The cumulative limit increases annually. Any reimbursable costs incurred by AFS during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though may be reimbursable in future years. As of December 31, 2005, AFS had incurred approximately $1,308,000 of costs that are expected to be reimbursed to AFS by the Company in 2006 and 2007.

7.	Non-recourse debt:

At December 31, 2005, non-recourse debt consists of a note payable to a financial institution. The note is due in semi-annual installments. Interest on the note is at a fixed rate of 4.96%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2005, the carrying value of the pledged assets is $2,816,670. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

Year ending December 31,	Principal	Interest	Total
2006	$644,697	$57,663	$702,360
2007	677,070	25,290	702,360

	$1,321,767	$82,953	$1,404,720

8.	Borrowing facilities:

The Company participates with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Company had borrowed $2,000,000 under the acquisition facility.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

8.	Borrowing facilities (continued):

As of December 31, 2005 borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(2,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of December 31, 2005, there were no borrowings under either the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

As of December 31, 2005, the Company had $2,000,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 ranged from 5.93% to 7.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the warehousing facility participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Company was removed from the borrowing facility

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

9.	Receivables funding program:

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

The receivables funding program provides for borrowing at a variable interest rate and requires the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. These swaps expire between September 2006 to March 2009. The Company anticipates that this program will allow a more cost effective means of obtaining debt financing than available for individual non-recourse debt transactions.

As of December 31, 2005, the Company receives or pays interest on a notional principal of $15,861,648, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program of 4.82% at December 31, 2005. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income/loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. During August 2004, an additional repayment of debt was made under the receivables funding program. As a result of this payment and subsequent additional repayments, the swaps were deemed to be partially ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps of $1,144,671 were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the underlying hedged item. During the year ended December 31, 2005 and 2004, AOCL decreased by $585,993 and $1,272,538, respectively, related to the reclassification of AOCL to earnings (included in interest expense).

The Company realized total comprehensive income (loss) of ($277,277), $7,392,558 and ($4,503,885) for the years ended December 31, 2005, 2004 and 2003.

As of December 31, 2005, the Company had $4,524,000 outstanding under this receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $40,593 and $155,609 in 2005 and 2004, respectively, and are included in interest expense in the Company’s statement of operations.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

9.	Receivables funding program (continued):

Borrowings under the Program are as follows:

Date Borrowed	Original Amount Borrowed	Balance December 31, 2005	Notional Balance December 31, 2005	Swap Value December 31, 2005	Payment Rate on Interest Swap Agreement
11/11/1999	$20,000,000	$28,000	$532,457	$(3,636)	6.84%
12/21/1999	20,000,000	2,798,000	8,437,073	(338,791)	7.41%
12/24/1999	25,000,000	167,000	708,164	(9,902)	7.44%
4/17/2000	6,500,000	566,000	742,315	(10,084)	7.45%
4/28/2000	1,900,000	—	99,807	(1,762)	7.72%
8/3/2000	19,000,000	293,000	3,637,613	(87,527)	7.50%
10/31/2000	7,500,000	566,000	1,115,114	(20,338)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	—	589,105	5,958	4.35%
1/31/2002	3,900,000	106,000	—	—	*

	$122,800,000	$4,524,000	$15,861,648	$(466,082)

*	Under the terms of the Program, no interest rate swap agreement was required for this borrowing.

The long-term debt borrowings mature from 2006 through 2007. Future minimum principal payments of long-term debt and annual swap notional reductions are as follows:

Year ending December 31,	Debt Principal Swapped	Debt Principal Not Swapped	Interest	Total
2006	$3,349,000	$60,000	$229,873	$3,638,873
2007	1,069,000	46,000	6,686	1,121,686

	$4,418,000	$106,000	$236,559	$4,760,559

At December 31, 2005, there are specific leases that are identified as collateral under the receivables funding program with expected future lease receivables of approximately $22,090,115 at their discounted present value.

During the fiscal year ended December 31, 2005, the weighted average interest rate on the receivables funding program was 7.28%. The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2005. In 2006, the receivables funding program was repaid.

10.	Commitments:

At December 31, 2005, the Company had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

11.	Guarantees:

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

12.	Members’ capital:

As of December 31, 2005, 13,570,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005, 2004, and 2003. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of each year.

13.	Fair value of financial instruments:

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 and 2004 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s non-recourse debt at December 31, 2005 is $1,321,767.

Acquisition facility obligation:

The carrying value of the Company’s acquisition facility obligation approximates its fair value at December 31, 2005 as borrowings are at a variable interest rate that adjusts to current market interest rates.

Receivables funding program obligation:

The carrying amount of the Company’s receivables funding program obligation approximates fair value.

Interest rate swaps:

The fair value of interest rate swaps is estimated by management based on independent valuations or discounting the fixed cash flows paid under each swap using the rate at which the Company could enter into new swaps of similar maturities. Swaps are recorded on the balance sheet at fair value at December 31, 2005 and 2004.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited):

The Company’s 2004 and 2005 unaudited selected quarterly financial information is as follows:

Quarter ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$6,750,433	$7,224,091	$7,771,649	$6,336,798
Net income (loss)	$(375,332)	$1,449,787	$833,168	$3,067,726
Net income (loss) per Other Members’ Limited Liability Company Unit	$(0.05)	$0.09	$0.04	$0.21

Quarter ended	March 31, 2005 Restated	June 30, 2005 Restated	September 30, 2005	December 31, 2005
Total revenues	$3,020,479	$3,522,576	$2,800,037	$4,313,177
Net income (loss)	$(535,282)	$685,339	$(1,979,651)	$966,124
Net income (loss) per Other Members’ Limited Liability Company Unit	$(0.07)	$0.03	$(0.16)	$0.05

After receipt of an SEC comment letter by an affiliate of the Company in April 2005, the Company’s Managing Member determined a restatement of previous SEC filings was required. This Form 10-K reflects the restatement, in accordance with the provisions of Accounting Principles Board Opinion No. 20, “Accounting Changes” of ATEL Capital Equipment Fund VIII, LLC previously filed financial statements for the following periods:

•	March 31, 2005 and for the three months ended March 31, 2005

•	June 30, 2005 and for the three and six months ended June 30, 2005

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Revenue

The Company’s Managing Member determined that the accounting methodology relating to certain utilization leases must be modified to comply with SFAS No. 13, “Accounting for Leases.” The Managing Member concluded that revenue was inappropriately recognized on a straight-line basis over the term of the lease for utilization-based leases versus on a per diem basis. As a result the Company restated operating lease revenue, accounts receivable and members’ capital.

Accrued liabilities

The Company’s Managing Member determined that certain liabilities had not been recorded in the correct periods through a detailed review of cash disbursements. As a result of this review, the Company restated several of its asset, liability, members’ capital and expense accounts.

Amortization of Initial Direct Costs to Originate or Acquire Loans and Leases Capitalized in Prior Years

The Company’s Managing Member determined that the accounting methodology relating to the amortization of incremental initial direct cost (“IDC”) and fees capitalized in prior years must be modified to comply with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases.” As a result, the Managing Member concluded that they were not appropriately amortizing IDC capitalized in prior years. As a result of this restatement, IDC is amortized over the underlying lease term.

Accumulated Other Comprehensive Loss

The Company’s Managing Member determined that amounts in accumulated other comprehensive loss had not been properly reclassified into interest expense in accordance with SFAS No. 133. As a result of this review, the Company restated interest expense and other accumulated comprehensive loss.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Summary of restatement adjustments for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

	Adjustment to net income increase (decrease) for the Three Months Ended March 31, 2005	Adjustment to net income increase (decrease) for the Three Months Ended June 30, 2005	Adjustment to net income increase (decrease) for the Six Months Ended June 30, 2005
Revenue:
Operating leases	$(207,016)	$55,797	$(151,219)
Interest expense	(240,615)	513	(240,102)
Asset management fees to Managing Member	(6,266)	(33,899)	(40,165)
Equipment maintenance	53,807	110,290	164,097
Railcar maintenance	(56,227)	(106,215)	(162,442)
Cost reimbursements to Managing Member	1,406	8,467	9,873
Amortization of initial direct costs	5,996	4,325	10,321
Professional fees	2,387	(1,015)	1,372
Outside services	22,883	21,891	44,774
Insurance	27,947	(21,793)	6,154
Taxes on income and franchise fees	—	140,500	140,500
Other	4,890	18,784	23,674

Net change in net income and in net loss	(390,808)	197,645	(193,163)

Other adjustments to Members’ Capital:
Accrued distributions payable, Managing Member	(105,874)	31	(105,843)
Accrued distributions payable, Other Members	(1,305,784)	(90)	(1,305,874)
Reclassification of accumulated other comprehensive loss to interest expense	287,250	—	287,250

Net change in Members’ capital:
Accumulated other comprehensive loss	287,250	—	287,250
Managing Member	(105,874)	31	(105,843)
Other Members	(1,696,592)	197,555	(1,499,037)

Total Members’ capital	$(1,515,216)	$197,586	$(1,317,630)

Net change in Other Members’ capital per Limited Liability Company Unit	$(0.13)	$0.02	$(0.11)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Revenue

For the three months ended March 31, 2005, an adjustment was made to restate operating lease revenue. This adjustment resulted in decreasing operating lease revenue by $207,016 with a corresponding decrease in accounts receivable.

For the three months ended June 30, 2005, an adjustment was made to restate operating lease revenue. This adjustment resulted increasing operating lease revenue by $55,797 with a corresponding increase in accounts receivable .

For the six months ended June 30, 2005, an adjustment was made to restate operating lease revenue. This adjustment resulted in decreasing operating lease revenue by $151,219 with a corresponding decrease in accounts receivable.

Accrued liabilities

For the three months ended March 31, 2005, adjustments were made to restate certain operating expenses and Other Members’ capital. These adjustments resulted in: (1) decreasing interest expense, equipment maintenance, outside services and insurance expense by $151,272 and (2) increasing railcar maintenance and asset management fees to Managing Member by $62,493. Additionally, adjustments were made to accrue for certain distributions payable, per the Operating Agreement, to both the managing member and other members paid during the three months ended March 31, 2005. These adjustments resulted in a decrease of $1,305,784 and $105,874 in other Members’ and Managing Member’s Capital, respectively with corresponding increases in accrued distributions payable, Other Members and accrued distributions payable, Managing Member.

For the three months ended June 30, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing equipment maintenance , outside services, taxes on income and franchise fees by $272,681 with a corresponding decrease in accounts payable other, and (2) increasing asset management fees to Managing Member, railcar maintenance, and insurance by $161,907 with a corresponding increase in accounts payable, Managing Member and accounts payable, other.

For the six months ended June 30, 2005, adjustments were made to restate certain operating expenses and other members’ capital. These adjustments resulted in: (1) decreasing interest expense, equipment maintenance, outside services, taxes on income and franchise fees and other expense by $420,193 with a corresponding decrease in accounts payable, other, and (2) increasing asset management fees to Managing Member and railcar maintenance by $202,607 with corresponding increases to both accounts payable, Managing Member and accounts payable, other. Additionally, adjustments were made to accrue for certain distributions payable, per the Operating Agreement, to both the managing member and other members paid during the three months ended June 30, 2005. These adjustments resulted in a decrease of $1,305,874 and $105,843 in other Members’ and Managing Member’s Capital, respectively with corresponding increases in accrued distributions payable, Other Members and accrued distributions payable, Managing Member.

Amortization of IDC

For the three months ended March 31, 2005 as well as the three and six months ended June 30, 2005, the adjustments made to amortization of IDC expense and related accumulated amortization resulting from restating IDC costs in prior years were nominal.

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2005 as well as the six months ended June 30, 2005, an adjustment was made to reclassify amounts in accumulated other comprehensive loss to interest expense. The adjustment resulted in decreasing accumulated other comprehensive loss by $287,250 with a corresponding increase to interest expense.

Effect to net income/loss and Members’ capital

For the three months ended March 31, 2005, the above adjustments to revenue and period-end accrued liabilities had the effect of (1) decreasing the three month net income by $390,808, (2) decreasing Managing Member’s capital by $105,874, and (3) decreasing Other Members’ capital by $1,696,592 at March 31, 2005 or $0.13 per Limited Liability Company Unit (Other Members).

For the three months ended June 30, 2005, the above adjustments to period-end accrued liabilities had the effect of: (1) increasing the three month net income by $197,645 (2) nominally increasing Managing Member’s capital and (3) increasing Other Members’ capital by $197,555 at June 30, 2005 or $0.02 per Limited Liability Company Unit (Other Members).

For the six months ended June 30, 2005, the above adjustments to revenue and period-end accrued liabilities had the effect of: (1) decreasing six month net income by $193,163, (2) decreasing Managing Member’s capital by $105,843, (3) decreasing accumulated other comprehensive loss by $287,250, and (4) decreasing Other Members’ capital by $1,499,037 or $0.11 per Limited Liability Company Unit (Other Members).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Cumulative effect of restatement adjustments prior to January 1, 2005

As more fully discussed in footnote 3 of the Company’s 2004 Form 10-K/A, the Company restated periods prior to January 1, 2005. The nature of the revenue, accrued liabilities and amortization of IDC restatement adjustments that impact the six months ended June 30, 2005, also impacted prior year periods. In addition, prior periods were impacted by other adjustments related to: (1) certain of AFS’ labor costs incurred to syndicate subscriptions for the Company’s Units that had not been reimbursed to AFS as per the Operating Agreement, (2) depreciation on assets. As a result, the Company restated Other Members’ capital and accounts payable Managing Member. For all periods prior to January 1, 2005, the adjustments as discussed above had the effect of decreasing members capital by $669,136 at December 31, 2004 from $42,188,041 as originally reported to $41,518,905.

The following tables reflect the impacted financial statement line items resulting from the restatement for the three months ended March 31, 2005 and the three and six months ended June 30, 2005:

Balance Sheets line items that have been restated as of:

	March 31, 2005		June 30, 2005
	As Reported	Restated	As Reported	Restated
Assets:
Accounts receivable	$1,641,554	$1,005,630	$1,330,208	$750,081
Prepaids and other assets	3,980	77,703	56,195	107,398
Investments in equipment and leases, net	57,310,234	57,325,533	48,553,314	48,572,937
Total assets	59,504,289	58,957,387	52,456,191	51,946,890

Liabilities:
Accounts payable Managing Member	1,141,038	1,267,541	1,620,582	1,741,535
Accrued distributions to Other Members:	—	1,305,784	—	1,305,874
Accounts payable Other	164,319	366,849	167,316	215,924
Accrued interest payable	65,569	68,202	83,485	85,605
Total liabilities	20,744,883	22,382,333	16,493,663	17,971,128
Accumulated other comprehensive Loss	(673,345)	(386,095)	(620,755)	(333,505)

Other Members’ capital	39,432,751	37,961,149	36,583,283	34,309,267
Total Members’ capital	38,759,406	36,575,054	35,962,528	33,975,762
Total liabilities and Members’ capital	$59,504,289	$58,957,387	$52,456,191	$51,946,890

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Revenue:
Operating leases	3,056,749	2,849,733
Total Revenues	3,227,495	3,020,479

Expenses:
Interest	393,539	634,154
Asset management fees to Managing Member	126,337	132,603
Equipment maintenance	53,807	—
Railcar maintenance	—	56,227
Cost reimbursements to Managing Member	691,970	690,564
Amortization of initial direct costs	34,137	28,141
Professional fees	38,080	35,693
Outside service	22,883	—
Insurance	28,838	891
Fair value and reclassification adjustments on interest rate swap contracts	(385,184)	—
Other	80,290	75,400

Total expenses	3,371,969	3,940,945

Reclassification adjustments
Other income (expense), net	—	385,184

Net loss	(144,474)	(535,282)

Net income (loss):
Managing Member	250,256	356,130
Other Members	(394,730)	(891,412)
Net income (loss) per Limited Liability Company Unit	$(0.03)	$(0.07)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended March 31, 2005
	As Reported	Restated
Operating activities:
Net loss	$(144,474)	$(535,282)
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(103,414)	(102,430)
Interest rate swap contracts	—	287,250
Amortization of initial direct costs	34,137	28,141
Changes in operating assets and liabilities:
Accounts receivable	(63,764)	143,252
Prepaids and other assets	—	(26,682)
Accounts payable, Managing Member	527,729	500,777
Accounts payable, other	(74,719)	(72,473)
Accrued interest payable	(39,767)	(86,402)

Net cash provided by operating activities	2,233,840	2,234,264

Investing activities:
Purchases of equipment on operating lease	422	—

Net cash provided by investing activities	569,371	568,948

Schedule of non-cash transactions:
Distributions declared and payable at March 31:
Managing Member	—	105,874
Other Member	—	1,305,784

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Statements of Operations line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Revenue:
Operating leases	2,803,198	2,858,995	5,859,947	5,708,728
Total Revenues	3,466,779	3,522,576	6,694,274	6,543,055

Expenses:
Interest expense	373,311	372,798	766,850	1,006,952
Asset management fees to Managing Member	162,029	195,928	288,366	328,531
Equipment maintenance	110,290	—	164,097	—
Railcar maintenance	—	106,215	—	162,442
Cost reimbursement to Managing Member	13,549	5,082	705,519	695,646
Amortization of initial direct costs	25,659	21,334	59,796	49,475
Professional fees	4,754	5,769	42,834	41,462
Outside services	21,891	—	44,774	—
Insurance	—	21,793	28,838	22,684
Fair value and reclassification adjustments on interest rate swap contracts	(40,409)	—	(425,593)	—
Taxes on income and franchise fees	240,751	100,251	240,853	100,353
Other	74,677	55,893	154,967	131,293

Total expenses	2,979,085	2,877,646	6,351,054	6,818,591

Reclassification adjustments
Other income (expense), net	—	40,409	—	425,593

Net income	487,694	685,339	343,220	150,057

Net income (loss):
Managing Manger	250,287	250,256	500,543	606,386
Other Members	237,407	435,083	(157,323)	(456,329)
Net income (loss) per Limited Liability Company Unit	$0.02	$0.03	$(0.01)	$(0.04)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

14.	Selected quarterly data (unaudited) (continued):

Statements of Cash Flows line items that have been restated for the following periods:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Reported	Restated	As Reported	Restated
Operating activities:
Net income	$487,694	$685,339	$343,220	$150,057
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of operating lease assets
Amortization of initial direct costs	25,659	21,334	59,796	49,475
Interest rate swap contracts	—	—	—	287,250
Gain on sale of assets			(703,840)	(702,856)
Changes in operating assets and liabilities:
Prepaids and other assets	(52,215)	(29,695)	(52,215)	(56,377)
Accounts receivable	311,346	255,549	162,482	313,701
Accounts payable, Managing Member	479,543	473,994	1,007,272	974,802
Accounts payable, other	2,997	(150,925)	(71,722)	(223,487)
Accrued interest payable	17,916	17,403	(21,851)	(68,999)

Net cash provided by operating activities	2,256,910	2,256,969	4,490,750	4,491,174

Investing activities:
Proceeds from sale of lease assets and notes receivable	7,163,413	7,162,432	7,438,247	7,437,265
Purchase of equipment on operating leases	(983)	—	(561)	—
Net reduction of investment in DFLs	261,775	261,773	555,890	555,888
Proceeds from sale of investment securities
Payments of initial direct costs to Managing Member

Net cash provided by investing activities	7,424,205	7,424,205	7,993,576	7,993,153

Schedule of non-cash transactions:
Distributions declared and payable at March 31:
Managing Member	—	(31)	—	105,843
Other Member	—	90	—	1,305,874

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that for the years ended December 31, 2005, 2004 and 2003, certain material weaknesses existed in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting and related disclosures for derivatives in accordance with SFAS No. 133, as amended by SFAS 137, 138 and 149; and e) financial statement close process, including evaluating the relative significance of misstatements and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews by management. Information from the Model drives the amounts to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases and notes receivable.

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

The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer has been hired and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

Each of ALC, ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performed distribution services in connection with the Company’s public offering of its Units.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During March 2006, each of the executive officers and directors of the registrant’s Managing Member, Dean Cash, Paritosh Choksi and Vasco Morais, filed a statement of beneficial ownership of Units on Form 3 under Section 16. These statements were due at the time the registrant filed its Form 8A registration statement under the Securities Exchange Act of 1934. Based solely on a review of Forms 3, 4 and 5, the Company is not otherwise aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant is a Limited Liability Company and, therefore, has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to AFS and its Affiliates. The amount of such remuneration paid in 2005, 2004 and 2003 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at footnote 6 thereof, which information is hereby incorporated by reference.

Asset Management Fee

The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.

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

An Incentive Management Fee will be calculated to equal 4% of Distributions of Cash from Operations until Holders have received a return of their Original Invested Capital plus a Priority Distribution, and, thereafter, to equal a total of 7.5% of Distributions from all sources, including Sale or Refinancing Proceeds. In subordinating the increase in the Incentive Management Fee to a cumulative return of a Holder’s Original Invested Capital plus a Priority Distribution, a Holder would be deemed to have received Distributions of Original Invested Capital only to the extent that Distributions to the Holder exceed the amount of the Priority Distribution.

An Equipment Resale Fee will be calculated in an amount equal to the lesser of (i) 3% of the sale price of the Equipment, or (ii) one-half the normal competitive equipment sale commission charged by unaffiliated parties for resale services. Such fee would apply only after the Holders have received a return of their Original Invested Capital plus a Priority Distribution.

An Equipment Re-Leasing Fee, in connection with the releasing of Equipment to lessees other than previous lessees or their affiliates, will be calculated in an amount equal to the lesser of (i) the competitive rate for comparable services for similar equipment, or (ii) 2% of the gross rental payments derived from the re-lease of such Equipment, payable out of each rental payment received by the Company from such re-lease.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2005, 2004 and 2003. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 8, Part I of this report for amounts allocated to AFS in 2005, 2004 and 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	Dean Cash 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 25 Units ($250) (owned by wife)	0.0002%

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at footnote 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$162,033	$177,899
Audit related fees	—	—
Tax fees	27,242	23,219
Other	—	—

	$189,275	$201,118

The Company restated its audited financial statements for the years ended December 31, 2004 and 2003, as well as the unaudited interim statements for the first and second quarters of 2005. The audit fees incurred in 2005 for auditing the restated financial statements for the years ended December 31, 2004 and 2003 are $91,685.

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

PART IV

Item 15.	FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2005 and 2004

Statements of operations for the years ended December 31, 2005, 2004 and 2003

Statements of Changes in Members’ Capital for the years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

Date: April 17, 2007

ATEL Capital Equipment Fund X, LLC
(Registrant)

By:	ATEL Financial Corporation
Managing Member of Registrant

	By:	/s/ Dean Cash
Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (Managing Member)

	By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
President and Chief Executive Officer of ATEL Financial Services, LLC
/s/ Dean L. Cash	(Managing Member)	April 17, 2007
Dean Cash

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of	April 17, 2007
Paritosh K. Choksi	ATEL Financial Services, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.