Form 10QSB
period 2006-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-07-27
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $13,656,269

The number of Limited Liability Company Units outstanding as of June 30, 2007: 13,560,188

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS

Cash and cash equivalents	$758,456
Accounts receivable, net of allowance for doubtful accounts of $71,658	1,141,058
Prepaids and other assets	33,508
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $54,191,202	32,957,268

Total assets	$34,890,290

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$952,718
Accrued distributions to Other Members	1,305,708
Other	264,064
Accrued interest payable	37,777
Non-recourse debt	1,003,367
Acquisition facility obligation	7,600,000
Interest rate swap contracts	313,513
Unearned operating lease income	284,524

Total liabilities	11,761,671

Commitments (Note 8)	—

Members’ capital:
Managing Member	—
Other Members	23,128,619

Total Members’ capital	23,128,619

Total liabilities and Members’ capital	$34,890,290

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Leasing activities:
Operating leases	$2,390,214	$2,849,733
Direct financing leases	30,861	56,334
Gain on sales of assets	37,224	103,414
Interest	12,913	3,952
Other revenue	6,405	7,046

Total revenues	2,477,617	3,020,479

Expenses:
Depreciation of operating lease assets	1,392,690	2,253,670
Interest expense	342,723	634,154
Asset management fees to Managing Member	113,388	132,603
Vessel maintenance	30,400	—
Railcar maintenance	71,340	56,227
Cost reimbursements to Managing Member	678,509	690,564
Amortization of initial direct costs	7,146	28,141
Professional fees	121,614	35,693
Insurance	23,985	891
Provision for doubtful accounts	3,559	33,500
Taxes on income and franchise fees	25,500	102
Other	28,190	75,400

	2,839,044	3,940,945

Net loss from operations	(361,427)	(920,466)
Other income, net	152,569	385,184

Net loss	$(208,858)	$(535,282)

Net income (loss):
Managing Member	$197,035	$356,130
Other Members	(405,893)	(891,412)

	$(208,858)	$(535,282)

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.07)
Weighted average number of Units outstanding	13,570,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2006

(Unaudited)

	Other Members		Managing	Accumulated Other Comprehensive
	Units	Amount	Member	Loss	Total
Balance December 31, 2004	13,570,188	$42,244,840	$—	$(725,935)	$41,518,905
Distributions to Other Members ($1.01 per Unit)	—	(13,652,993)	—	—	(13,652,993)
Distributions to Managing Member	—	—	(1,106,992)	—	(1,106,992)
Reclassification for portion of swap liability charged to net loss	—	—	—	585,993	585,993
Net (loss) income	—	(1,970,462)	1,106,992	—	(863,470)

Balance December 31, 2005	13,570,188	26,621,385	—	(139,942)	26,481,443
Distributions to Other Members ($0.23 per Unit)	—	(3,086,873)	—	—	(3,086,873)
Distributions to Managing Member	—	—	(197,035)	—	(197,035)
Reclassification for portion of swap liability charged to net loss	—	—	—	139,942	139,942
Net (loss) income	—	(405,893)	197,035	—	(208,858)

Balance March 31, 2006	13,570,188	$23,128,619	$—	$—	$23,128,619

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(208,858)	$(535,282)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets	(37,224)	(102,429)
Depreciation of operating lease assets	1,392,690	2,253,670
Amortization of initial direct costs	7,146	28,141
Interest rate swap contracts	139,942	287,250
Change in fair value of interest rate swap contracts	(152,569)	(385,184)
Provision for doubtful accounts	3,559	33,500
Changes in operating assets and liabilities:
Accounts receivable	(103,213)	143,252
Prepaids expenses and other assets	25,044	(26,682)
Accounts payable, Managing Member	(65,766)	500,777
Accounts payable, other	(446,674)	(72,473)
Accrued interest payable	(22,502)	(86,402)
Unearned operating lease income	72,516	196,126

Net cash provided by operating activities	604,091	2,234,264

Investing activities:
Proceeds from sales of lease assets	249,399	274,833
Reduction of net investment in direct financing leases	243,134	294,115
Purchases and additions to equipment on operating leases	(427,167)	—

Net cash provided by investing activities	65,366	568,948

Financing activities:
Borrowings under acquisition facility	6,600,000	3,000,000
Repayments under acquisition facility	(1,000,000)	(500,000)
Repayments under receivables funding program	(4,524,000)	(3,684,000)
Repayments of non-recourse debt	(318,400)	(303,850)
Distributions to Other Members	(3,086,873)	(3,086,495)
Distributions to Managing Member	(197,035)	(250,256)

Net cash used in financing activities	(2,526,308)	(4,824,601)

Net decrease in cash and cash equivalents	(1,856,851)	(2,021,389)
Cash and cash equivalents at beginning of period	2,615,307	2,569,911

Cash and cash equivalents at end of period	$758,456	$548,522

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$25,500	$—

Cash paid during the period for interest	$365,225	$433,306

Schedule of non-cash transactions:
Distributions declared to Managing Member at period end	$105,868	$105,874

Distributions declared to Other Members at period end	$1,305,708	$1,305,784

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the “Company”) was formed under the laws of the State of California on July 31, 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2019. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and asset of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). Total gross contributions in the amount of $135,701,880 (13,570,188 units) were received as of November 30, 2000, $500 of which represented the Initial Member’s capital investment, $100 of which represented AFS’ capital investment and $135,701,380 of which represented continuing interest of Other Members. The offering was terminated on November 30, 2000.

As of March 31, 2006, 13,570,188 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, which ended December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 4). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current period presentation.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Acquisition expense:

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

Segment reporting:

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See foot note 7, Receivables funding program, for further information regarding interest rate swaps.

Credit exposure from derivative financial instruments, which are assets, arises from the risk of a counterparty default on the derivative contract. The amount of the loss created by the default is the replacement cost or current positive fair value of the defaulted contract.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships.

Other income (loss), net:

Other income (loss) consists of gains and losses on interest rate swap contracts.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Partnership does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Partnership’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in partners’ capital and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2006
Net investment in operating leases	$29,966,084	$362,980	$(1,375,607)	$28,953,457
Net investment in direct financing leases	2,044,266	—	(243,134)	1,801,132
Assets held for sale or lease, net	2,335,407	(147,988)	(17,083)	2,170,336
Initial direct costs, net of accumulated amortization of $316,577 at March 31, 2006 and $408,154 at December 31, 2005	39,489	—	(7,146)	32,343

Total	$34,385,246	$214,992	$(1,642,970)	$32,957,268

IDC amortization expense related to leases was $7,146 and $28,141 for the three months ended March 31, 2006 and 2005, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1,392,690 and $2,253,670 for the three months ended March 31, 2006 and 2005, respectively. There were no impairment losses recorded for the three months ended March 31, 2006 and 2005.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance March 31, 2006
Transportation, rail	$40,880,181	$154,518	$(2,552,353)	$38,482,346
Containers	21,101,250	—	(21,250)	21,080,000
Natural gas compressors	2,676,446	—	—	2,676,446
Manufacturing	1,494,658	—	(160,419)	1,334,239
Transportation, other	3,914,747	272,649	3,920,069	8,107,465
Material handling	1,090,279	—	—	1,090,279
Other	5,313,054	—	(2,263,274)	3,049,780

	76,470,615	427,167	(1,077,227)	75,820,555
Less accumulated depreciation	(46,504,531)	(1,375,607)	1,013,040	(46,867,098)

Total	$29,966,084	$(948,440)	$(64,187)	$28,953,457

Direct financing leases:

As of March 31, 2006, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2006:

March 31, 2006
Total minimum lease payments receivable	$901,652
Estimated residual values of leased equipment (unguaranteed)	986,699

Investment in direct financing leases	1,888,351
Less unearned income	(87,219)

Net investment in direct financing leases	$1,801,132

At March 31, 2006, the aggregate amount of future lease payments is as follows:

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2006	$5,066,858	$572,892	$5,639,750
Year ending December 31, 2007	6,319,588	279,959	6,599,547
2008	5,065,686	48,801	5,114,487
2009	2,591,487	—	2,591,487
2010	799,555	—	799,555
2011	255,385	—	255,385
Thereafter	422,243	—	422,243

	$20,520,802	$901,652	$21,422,454

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30-35
Manufacturing	10-20
Construction	7-10
Material handling	7-10
Natural gas compressors	7-10
Transportation, other	7-10

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

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

During the three months ended March 31, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended March 31,
	2006	2005
Asset management fees to Managing Member	$113,388	$132,603
Cost reimbursements to Managing Member	678,509	690,564

	$791,897	$823,167

5. Non-recourse debt:

At March 31, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in semi-annual installments. Interest on the note is at a fixed rate of 4.96%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2006, the carrying value of the pledged assets is $2,641,080. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Nine months ending December 31, 2006	$326,297	$24,883	$351,180
Year ending December 31, 2007	677,070	25,290	702,360

	$1,003,367	$50,173	$1,053,540

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of March 31, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(7,600,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(11,000,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2006 and December 31, 2005.

As of March 31, 2006, the Company had $7,600,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2006 ranged from 6.29% to 7.75%.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007. The Company was removed as a party to the agreement on January 31, 2007.

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

As of March 31, 2006, the Company receives or pays interest on a notional principal of $13,982,863, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program of 5.24% at March 31, 2006. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. As a result of repayments, the swaps were deemed to be ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the three months ended March 31, 2006 and 2005, AOCL decreased by $139,942 and $339,840, respectively, related to the reclassification of AOCL to earnings (included in interest expense).

As of March 31, 2006, the Company had no outstanding balance under the receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees are included in interest expense in the Company’s statement of operations. During the three month periods ended March 31, 2006 and 2005, the Company made standby fee payments of $6,818 and $13,513, respectively.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Borrowings under the program are as follows:

Date Borrowed	Original Amount Borrowed	Balance March 31, 2006	Notional Balance March 31, 2006	Swap Value March 31, 2006	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000,000	$—	$311,864	$(1,329)	6.84%
12/21/1999	20,000,000	—	7,845,952	(240,621)	7.41%
12/24/1999	25,000,000	—	532,568	(5,106)	7.44%
4/17/2000	6,500,000	—	559,226	(5,080)	7.45%
4/28/2000	1,900,000	—	80,557	(983)	7.72%
8/3/2000	19,000,000	—	3,158,043	(55,866)	7.50%
10/31/2000	7,500,000	—	959,410	(12,067)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	—	535,243	7,539	4.35%
1/31/2002	3,900,000	—	—	—	*

	$122,800,000	$—	$13,982,863	$(313,513)

The receivables funding program discussed above include certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with certain non-financial covenants as of March 31, 2006. The receivables funding program was repaid on March 29, 2006.

8. Commitments:

As of March 31, 2006, the Company had no commitments to purchase lease assets.

9. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

As of March 31, 2006 and December 31, 2005, 13,570,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

	Three Months Ended March 31,
	2006	2005
Distributions declared	$3,086,873	$4,392,369
Weighted average number of Units outstanding	13,570,188	13,570,188

Weighted average distributions per Unit	$0.23	$0.32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of March 31, 2006, the Company had an outstanding balance of $7,600,000 under the acquisition facility.

Borrowings under the facility as of March 31, 2006 were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(7,600,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(11,000,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of March 31, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2006 ranged from 6.29% to 7.75%.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of March 31, 2006, the warehousing facility participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Fund was removed from the borrowing facility.

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

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Company’s assets. The lender is in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allows the Company to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in January 2002. The receivables funding program terminates in January 2007, however, on March 29, 2006, the entire balance outstanding under the receivables funding program was repaid.

In order to maintain the availability of the receivables funding program, the Company is required to make standby payments. These fees totaled $6,818 and $13,513 for the three months ended March 31, 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations. At March 31, 2006 the fair value of interest rate swap contract obligations was $313,513.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in and semi-annual payments. Interest on the note is at fixed rate of 4.96%. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999.

At March 31, 2006, the Company had no commitments to purchase leased assets.

Cash Flows

The three months ended March 31, 2006 versus the three months ended March 31, 2005

During the three months ended March 31, 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash flows from operations decreased by $1,630,173 to $604,091 for the three months ended March 31, 2006 from $2,234,264 for the same period in 2005. The decrease was primarily a result of a reduction in operating lease revenue of $459,519. Additionally, cash flow from operations decreased due to increased levels of accounts receivable and payments made against accounts payable and accrued liabilities. Cash outflow related to the increased payments was $512,440 for the three months ended March 31, 2006 compared to a cash inflow of $428,304 for the three months ended March 31, 2005 related to an incremental increase in accounts payable and accrued liabilities. The cash outflow related to the increase in accounts receivable was $103,213 for the three months ended March 31, 2006 compared to a cash inflow related to payments of $143,252, received on account, for the same period in 2005.

During the three months ended March 31, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. During the three months ended March 31, 2006, cash provided by investing activities decreased by $503,582 to $65,366 from $568,948 during the same period in the prior year. The decrease was due to $427,167 of cash used during the first quarter of 2006 related to capitalized costs of refurbishing rail cars and vessels under operating leases.

During the three months ended March 31, 2006 and 2005, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Net cash used in financing activities totaled $2,526,308 and $4,824,601 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash flow was a result of increased borrowings during the three months ended March 31, 2006 when compared to the same period in 2005. The Company had gross borrowings of $6,600,000 during the three months ended March 31, 2006 compared to $3,000,000 during the three months ended March 31, 2005. The borrowings were offset by repayments of $5,842,400 and $4,487,850 for the three months ended March 31, 2006 and 2005, respectively. Distributions to Other Members were $3,086,873 and $3,086,495 for the three month periods ended March 31, 2006 and 2005, while distributions to the Managing Member were $197,035 and $250,256 for the same respective periods.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended March 31, 2006 versus the three months ended March 31, 2005

The Company incurred net losses of $208,858 and $535,282 for the three months ended March 31, 2006 and 2005, respectively. The $326,424 improvement in operating results was due to a $1,101,901 decrease in operating expenses offset by a $542,862 decrease in total revenues and a $232,615 decrease in other income.

Total revenues were $2,477,617 and $3,020,479 for the three months ended March 31, 2006 and 2005, respectively. The decrease in revenues was driven primarily by a decline in operating lease revenue, resulting from run-off of the Company’s operating lease portfolio, and a decrease in gains on sales of assets. During the three months ended March 31, 2006, operating lease revenue decreased by $459,519 to $2,390,214 from $2,849,733 during the same period in the prior fiscal year. Gains on sales of assets decreased by $66,190 to $37,224 during the three months ended March 31, 2006 from $103,414 during the same period in 2005.

Total expenses were $2,839,044 and $3,940,945 for the three months ended March 31, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense, partially offset by an increase in professional fees.

The Company’s largest expense during the three months ended March 31, 2006 and 2005 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1,392,690 and $2,253,670 for the three months ended March 31, 2006 and 2005, respectively. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue.

Interest expense was $342,723 for the three months ended March 31, 2006 compared to $634,154 for the three months ended March 31, 2006. The decrease was related to a decline in outstanding debt balances of $9,140,729 since March 31, 2005.

The decreases in depreciation and interest expense were partially offset by a $85,921 increase in professional fees reflecting costs related to the Company’s restatement effort and the audit of prior period financial statements. Professional fees totaled $121,614 for the three months ended March 31, 2006 compared to $35,693 for the three months ended March 31, 2005.

Other income for the three months ended March 31, 2006 and 2005 was solely comprised of unrealized gains on interest rate swap contracts. During the three months ended March 31, 2006, other income decreased by $232,615 to $152,569 from $385,184 during the same period in the prior fiscal year.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

As reported in our Form 10-K for the year ended December 31, 2005, the Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment in leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of costs incurred by the Managing Member on behalf of the Company; c) process of identifying and estimating liabilities in the correct period; d) proper accounting for investments in warrants (specifically, determining the appropriate carrying amount and proper disclosures for warrants, including classification of these investments as derivatives and the related accounting in accordance with SFAS No. 133. amended by SFAS Nos. 137, 138 and 149); and e) financial statement close process, including evaluating the relative significance of misstatements, and preparation of financial statements and related disclosures, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

With regard to the timely identification and recording of impairment of leased assets, the Managing Member has strengthened its quarterly impairment analysis through additional management review of the analysis.

With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for direct finance leases.

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

With regard to the proper accounting and related disclosures of the Company’s investment in warrants, the Managing Member has reviewed the accounting guidance, and a policy has been developed. This policy includes: (1) obtaining, when possible, directly from portfolio companies data on the per share value of their latest round of funding, (2) searching publicly available databases to determine status of initial public offerings by the portfolio companies, and (3) when required per policy, running the Black-Scholes option pricing model to determine carrying values on certain warrants where values are not determined based upon a contract between both parties.

The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2007

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
(Registrant)

By: ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of
Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant