Form 10QSB
period 2006-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-07-27
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$1,064,216
Accounts receivable, net of allowance for doubtful accounts of $96,865	1,202,304
Prepaids and other assets	24,798
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $52,490,177	30,714,481

Total assets	$33,005,799

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$839,174
Accrued distributions to Other Members	1,305,708
Other	624,221
Accrued interest payable	67,197
Non-recourse debt	1,003,367
Acquisition facility obligation	9,000,000
Interest rate swap contracts	204,822
Unearned operating lease income	124,347

Total liabilities	13,168,836

Commitments (Note 8)	—

Members’ capital:
Managing Member	—
Other Members	19,836,963

Total Members’ capital	19,836,963

Total liabilities and Members’ capital	$33,005,799

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$2,532,330	$2,858,995	$4,922,544	$5,708,728
Direct financing leases	26,811	46,138	57,672	102,472
(Loss) gain on sales of assets	(268,275)	600,426	(231,051)	703,840
Interest	11,928	15,427	24,841	19,379
Other revenue	21,690	1,590	28,095	8,636

Total revenues	2,324,484	3,522,576	4,802,101	6,543,055

Expenses:
Depreciation of operating lease assets	1,389,594	1,907,483	2,782,284	4,161,153
Interest expense	229,397	372,798	572,120	1,006,952
Asset management fees to Managing Member	135,152	195,928	248,540	328,531
Vessel maintenance	216,957	—	247,357	—
Railcar maintenance	230,682	106,215	302,022	162,442
Cost reimbursements to Managing Member	—	5,082	678,509	695,646
Amortization of initial direct costs	7,362	21,334	14,508	49,475
Professional fees	50,564	5,769	172,178	41,462
Insurance	25,133	21,793	49,118	22,684
Provision for doubtful accounts	25,207	85,100	28,766	118,600
Taxes on income and franchise fees	84,301	100,251	109,801	100,353
Other	46,573	55,893	74,763	131,293

	2,440,922	2,877,646	5,279,966	6,818,591

Net (loss) income from operations	(116,438)	644,930	(477,865)	(275,536)
Other income, net	108,691	40,409	261,260	425,593

Net (loss) income	$(7,747)	$685,339	$(216,605)	$150,057

Net (loss) income:
Managing Member	$197,034	$250,256	$394,069	$606,386
Other Members	(204,781)	435,083	(610,674)	(456,329)

	$(7,747)	$685,339	$(216,605)	$150,057

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$0.03	$(0.05)	$(0.03)
Weighted average number of Units outstanding	13,570,188	13,570,188	13,570,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2006

(Unaudited)

	Other Members		Managing Member	Accumlated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2004	13,570,188	$42,244,840	$—	$(725,935)	$41,518,905
Distributions to Other Members ($1.01 per Unit)	—	(13,652,993)	—	—	(13,652,993)
Distributions to Managing Member	—	—	(1,106,992)	—	(1,106,992)
Reclassification for portion of swap liability charged to net loss	—	—	—	585,993	585,993
Net (loss) income	—	(1,970,462)	1,106,992	—	(863,470)

Balance December 31, 2005	13,570,188	26,621,385	—	(139,942)	26,481,443
Distributions to Other Members ($0.45 per Unit)	—	(6,173,748)	—	—	(6,173,748)
Distributions to Managing Member	—	—	(394,069)	—	(394,069)
Reclassification for portion of swap liability charged to net loss	—	—	—	139,942	139,942
Net (loss) income	—	(610,674)	394,069	—	(216,605)

Balance June 30, 2006	13,570,188	$19,836,963	$—	$—	$19,836,963

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(7,747)	$685,339	$(216,605)	$150,057
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of assets	268,275	(600,426)	231,051	(702,856)
Depreciation of operating lease assets	1,389,594	1,907,483	2,782,284	4,161,153
Amortization of initial direct costs	7,362	21,334	14,508	49,475
Interest rate swap contracts	—	—	139,942	287,250
Change in fair value of interest rate swap contracts	(108,691)	(40,409)	(261,260)	(425,593)
Provision for doubtful accounts	25,207	85,100	28,766	118,600
Changes in operating assets and liabilities:
Accounts receivable	(86,453)	170,449	(189,666)	313,701
Prepaids expenses and other assets	8,710	(29,695)	33,754	(56,377)
Accounts payable, Managing Member	(113,544)	474,025	(179,310)	974,802
Accounts payable, other	360,157	(151,015)	(86,517)	(223,487)
Accrued interest payable	29,420	17,403	6,918	(68,999)
Unearned operating lease income	(160,177)	(282,678)	(87,661)	(86,552)

Net cash provided by operating activities	1,612,113	2,256,910	2,216,204	4,491,174

Investing activities:
Proceeds from sales of lease assets	463,829	7,162,432	713,228	7,437,265
Reduction of net investment in direct financing leases	247,185	261,773	490,319	555,888
Purchases of equipment on operating leases	(133,458)	—	(560,625)	—

Net cash provided by investing activities	577,556	7,424,205	642,922	7,993,153

Financing activities:
Borrowings under acquisition facility	1,500,000	1,000,000	8,100,000	4,000,000
Repayments under acquisition facility	(100,000)	(3,500,000)	(1,100,000)	(4,000,000)
Repayments under receivables funding program	—	(1,876,000)	(4,524,000)	(5,560,000)
Repayments of non-recourse debt	—	—	(318,400)	(303,850)
Distributions to Other Members	(3,086,875)	(3,086,875)	(6,173,748)	(6,173,370)
Distributions to Managing Member	(197,034)	(250,287)	(394,069)	(500,543)

Net cash used in financing activities	(1,883,909)	(7,713,162)	(4,410,217)	(12,537,763)

Net increase (decrease) in cash and cash equivalents	305,760	1,967,953	(1,551,091)	(53,436)
Cash and cash equivalents at beginning of period	758,456	548,522	2,615,307	2,569,911

Cash and cash equivalents at end of period	$1,064,216	$2,516,475	$1,064,216	$2,516,475

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$84,301	$—	$109,801	$—

Cash paid during the period for interest	$199,977	$355,395	$565,202	$788,701

Schedule of non-cash transactions:
Distributions declared to Managing Member at period end	$105,868	$105,843	$105,868	$105,843

Distributions declared to Other Members at period end	$1,305,708	$1,305,874	$1,305,708	$1,305,874

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

As of June 30, 2006, 13,570,188 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See footnote 7, Receivables funding program, for further information regarding interest rate swaps.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Partnership does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2006, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2006
Net investment in operating leases	$29,966,084	$445,709	$(2,713,330)	$27,698,463
Net investment in direct financing leases	2,044,266	—	(490,319)	1,553,947
Assets held for sale or lease, net	2,335,407	(829,363)	(68,954)	1,437,090
Initial direct costs, net of accumulated amortization of $323,929 at June 30, 2006 and $408,154 at December 31, 2005	39,489	—	(14,508)	24,981

Total	$34,385,246	$(383,654)	$(3,287,111)	$30,714,481

IDC amortization expense related to leases was $7,362 and $21,334 for the three months ended June 30, 2006 and 2005, respectively. IDC amortization expense related to leases was $14,508 and $49,475 for the six months ended June 30, 2006 and 2005, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1,389,594 and $1,907,483 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense on property subject to operating leases and property held for lease or sale was $2,782,284 and $4,161,153 for the six months ended June 30, 2006 and 2005, respectively. There were no impairment losses for the three and six months ended June 30, 2006 and 2005.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance June 30, 2006
Transportation, rail	$40,880,181	$273,829	$(2,604,935)	$38,549,075
Containers	21,101,250	—	(106,250)	20,995,000
Natural gas compressors	2,676,446	—	—	2,676,446
Manufacturing	1,494,658	—	(160,419)	1,334,239
Transportation, other	3,914,747	286,796	3,952,500	8,154,043
Material handling	1,090,279	—	—	1,090,279
Other	5,313,054	—	(2,263,274)	3,049,780

	76,470,615	560,625	(1,182,378)	75,848,862
Less accumulated depreciation	(46,504,531)	(2,713,330)	1,067,462	(48,150,399)

Total	$29,966,084	$(2,152,705)	$(114,916)	$27,698,463

Direct financing leases:

As of June 30, 2006, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2006:

June 30, 2006
Total minimum lease payments receivable	$627,657
Estimated residual values of leased equipment (unguaranteed)	986,699

Investment in direct financing leases	1,614,356
Less unearned income	(60,409)

Net investment in direct financing leases	$1,553,947

At June 30, 2006, the aggregate amount of future lease payments is as follows:

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2006	$3,350,234	$298,897	$3,649,131
Year ending December 31, 2007	6,334,376	279,959	6,614,335
2008	5,076,702	48,801	5,125,503
2009	2,592,286	—	2,592,286
2010	799,225	—	799,225
2011	255,385	—	255,385
Thereafter	422,243	—	422,243

	$18,830,451	$627,657	$19,458,108

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transporation, rail	30 - 35
Manufacturing	10 - 20
Construction	7 - 10
Material handling	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

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

During the three and six months ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Asset management fees to Managing Member	$135,152	$195,928	$248,540	$328,531
Cost reimbursements to Managing Member	—	5,082	678,509	695,646

	$135,152	$201,010	$927,049	$1,024,177

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At June 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in semi-annual installments. Interest on the note is at a fixed rate of 4.96%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2006, the carrying value of the pledged assets is $2,465,490. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Six months ending December 31, 2006	$326,297	$24,883	$351,180
Year ending December 31, 2007	677,070	25,290	702,360

	$1,003,367	$50,173	$1,053,540

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

As of June 30, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(9,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(8,500,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2006.

As of June 30, 2006, the Company had $9,000,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2006 ranged from 6.45% to 6.55%.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007. The Company was removed as a party to the agreement on January 31, 2007.

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

As of June 30, 2006, the Company receives or pays interest on a notional principal of $12,157,271, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program of 5.74% at June 30, 2006. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the three months ended June 30, 2005, AOCL decreased by $52,590. During the six months ended June 30, 2006 and 2005, AOCL decreased by $139,942 and $392,430, respectively. All decreases related to the reclassification of AOCL to earnings (included in interest expense).

As of June 30, 2006, the Company had no outstanding balance under the receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees are included in interest expense in the Company’s statement of operations. During the three month periods ended June 30, 2006 and 2005, the Company made standby fee payments of $0 and $11,014, respectively, and $6,818 and $24,527 during the six month periods ended June 30, 2006 and 2005, respectively.

Borrowings under the program are as follows:

Date Borrowed	Original Amount Borrowed	Balance June 30, 2006	Notional Balance June 30, 2006	Swap Value June 30, 2006	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000,000	$—	$157,165	$(277)	6.84%
12/21/1999	20,000,000	—	7,252,273	(167,554)	7.41%
12/24/1999	25,000,000	—	361,571	(2,245)	7.44%
4/17/2000	6,500,000	—	372,938	(2,091)	7.45%
4/28/2000	1,900,000	—	60,958	(474)	7.72%
8/3/2000	19,000,000	—	2,670,030	(33,658)	7.50%
10/31/2000	7,500,000	—	801,475	(6,492)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	—	480,861	7,969	4.35%
1/31/2002	3,900,000	—	—	—	*

	$122,800,000	$—	$12,157,271	$(204,822)

8. Commitments:

As of June 30, 2006, the Company had no commitments to purchase lease assets.

9. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

9. Guarantees (continued):

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

10. Members’ capital:

As of June 30, 2006 and December 31, 2005, 13,570,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$3,086,875	$3,086,875	$6,173,748	$7,479,244
Weighted average number of Units outstanding	13,570,188	13,570,188	13,570,188	13,570,188

Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.55

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of June 30, 2006, the Company had outstanding borrowing of $9,000,000 under the acquisition facility.

Borrowings under the facility as of June 30, 2006 were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(9,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(8,500,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of June 30, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or six month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2006 ranged from 6.45% to 6.55%.

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

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Fund was removed from the borrowing facility.

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

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Company’s assets. The lender is in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allows the Company to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in January 2002. The receivables funding program terminated in January 2007, however, on March 29, 2006, the entire balance outstanding under the receivables funding program was repaid.

In order to maintain the availability of the receivables funding program, the Company is required to make standby payments. These fees totaled $6,818 and $24,527 for the six months ended June 30, 2006 and 2005, respectively. The standby payments are included in interest expense in the Company’s statement of operations. At June 30, 2006 the fair value of interest rate swap contract obligations was $204,822.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in semi-annual payments. Interest on the notes is at a fixed rate of 4.35%. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999.

At June 30, 2006, the Company had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2006 versus the three months ended June 30, 2005

During the three months ended June 30, 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash flows from operations decreased by $644,797 to $1,612,113 for the three months ended June 30, 2006 from $2,256,910 for the same period in 2005. This decrease was primarily a result of a reduction in operating lease revenue of $326,665. Additionally, cash flow from operations decreased due to increased levels of accounts receivable. The cash outflow related to the increase in accounts receivable was $86,453 for the three months ended June 30, 2006 compared to a cash inflow related to payments of $170,449, received on account, for the same period in 2005.

During the three months ended June 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. During the three months ended June 30, 2006, cash provided by investing activities decreased by $6,846,649 to $577,556 from

$7,424,205 during the same period in the prior year. The decrease was primarily due to a net reduction of proceeds from sales of lease assets of $6,698,603 from $7,162,432 for the three months ended June 30, 2005 to $463,829 for the three months ended June 30, 2006.

During the three months ended June 30, 2006 and 2005, the only source of cash from financing activities was borrowings on the Company’s acquisition facility. The uses of cash in financing activities during the same timeframe were the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $1,883,909 and $7,713,162 for the three months ended June 30, 2006 and 2005, respectively. The decrease in cash used was a result of reduced repayments during the three months ended June 30, 2006 when compared to the same period in 2005. The Company borrowed $1,500,000 during the three months ended June 30, 2006 compared to $1,000,000 during the three months ended June 30, 2005. The borrowings were offset by repayments of $100,000 and $5,376,000 for the three months ended June 30, 2006 and 2005, respectively. Distributions to Other Members were $3,086,875 for both the three months ended June 30, 2006 and 2005, while distributions to the Managing Member decreased $53,253 from $250,287 for the three months ended June 30, 2005 to $197,034 for the same period in 2006.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

During the six months ended June 30, 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash flows from operations decreased by $2,274,970 to $2,216,204 for the six months ended June 30, 2006 from $4,491,174 for the same period in 2005. This decrease was a result of a reduction in operating lease revenue of $786,184 combined with increased levels of accounts receivable and decreased accounts payable. The cash outflow related to the increase in accounts receivable was $189,666 for the six months ended June 30, 2006 compared to a cash inflow of $313,701 related to payments received on account for the same period in 2005. The cash outflow related to the increase in accounts payable was $265,827 for the six months ended June 30, 2006 compared to a cash inflow of $751,315 for the same period in 2005.

During the six months ended June 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. During the six months ended June 30, 2006, cash provided by investing activities decreased by $7,350,231 to $642,922 from $7,993,153 during the same period in the prior year. The decrease was primarily due to a net reduction of proceeds from sales of lease assets of $6,724,037 from $7,437,265 for the six months ended June 30, 2005 to $713,228 for the six months ended June 30, 2006.

During the six months ended June 30, 2006 and 2005, the only source of cash from financing activities was borrowings on the Company’s acquisition facility. The uses of cash in financing activities during the same timeframe were the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $4,410,217 and $12,537,763 for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used was a result of increased borrowings and reduced repayments during the six months ended June 30, 2006 when compared to the same period in 2005. The Company borrowed $8,100,000 during the six months ended June 30, 2006 compared to $4,000,000 during the six months ended June 30, 2005. The borrowings were offset by repayments of $5,942,400 and $9,863,850 for the six months ended June 30, 2006 and 2005, respectively. Distributions to Other Members were $6,173,748 and $6,173,370 for the six months ended June 30, 2006 and 2005, respectively, while distributions to the Managing Member decreased $106,474 from $500,543 for the six months ended June 30, 2005 to $394,069 for the same period in 2006.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended June 30, 2006 versus the three months ended June 30, 2005

The Company incurred net losses of $7,747 for the three months ended June 30, 2006 versus net income of $685,339 for the three months ended June 30, 2005. The $693,086 reduction in net operating results was primarily due to an $868,701 reduction in gain on sales of assets from a net gain of $600,426 for the three months ended June 30, 2005 to a net loss of $268,275 for the comparable period in 2006.

Total revenues were $2,324,484 and $3,522,576 for the three months ended June 30, 2006 and 2005, respectively. The decrease in revenues was driven primarily by a decrease in gain on sales of assets, combined with a decrease in operating lease revenue resulting from run-off of the Company’s operating lease portfolio. During the three months ended June 30, 2006, operating lease revenue decreased by $326,665 to $2,532,330 from $2,858,995 during the same period in the prior fiscal year.

Total expenses were $2,440,992 and $2,877,646 for the three months ended June 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense that were partially offset by increased asset maintenance expenses.

The Company’s largest expense during the three months ended June 30, 2006 and 2005 was depreciation which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1,389,594 and $1,907,483 for the three months ended June 30, 2006 and 2005, respectively. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio and is consistent with lower operating lease revenue.

Interest expense was $229,397 for the three months ended June 30, 2006 compared to $372,798 for the three months ended June 30, 2006. The decrease was related to a decline in outstanding debt balances of $3,364,729 since June 30, 2005.

The decreases in depreciation and interest expense were partially offset by a $341,424 increase in vessel and railcar maintenance expenses. Vessel and railcar maintenance expenses totaled $447,639 for the three months ended June 30, 2006 compared to $106,215 for the three months ended June 30, 2005.

Other income for the three months ended June 30, 2006 and 2005 was solely comprised of unrealized gains on interest rate swap contracts. During the three months ended June 30, 2006, other income increased by $68,282 to $108,691 from $40,409 during the same period in the prior fiscal year.

The six months ended June 30, 2006 versus the six months ended June 30, 2005

The Company incurred net losses of $216,605 for the six months ended June 30, 2006 versus net income of $150,057 for the six months ended June 30, 2005. The $366,662 reduction in net operating results was due to revenue decreases that were not fully offset by reduced expenses.

Total revenues were $4,802,101 and $6,543,055 for the six months ended June 30, 2006 and 2005, respectively. The decrease in revenues was driven primarily by a decrease in gain on sales of assets combined with a decrease in operating lease revenue resulting from run-off of the Company’s operating lease portfolio. Gain on sales of assets decreased $934,891 from $703,840 for the six months ended June 30, 2005 to a loss of $231,051 for the same period in 2006 due to reduced asset sales. During the six months ended June 30, 2006, operating lease revenue decreased by $786,184 to $4,922,544 from $5,708,728 during the same period in the prior fiscal year.

Total expenses were $5,279,966 and $6,818,591 for the six months ended June 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense that were partially offset by increased asset maintenance expenses and professional fees.

Depreciation expense totaled $2,782,284 and $4,161,153 for the six months ended June 30, 2006 and 2005, respectively. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio and is consistent with lower operating lease revenue.

Interest expense was $572,120 for the six months ended June 30, 2006 compared to $1,006,952 for the six months ended June 30, 2006. The decrease was related to a decline in outstanding debt balances of $3,364,729 since June 30, 2005.

The decreases in depreciation and interest expense were partially offset by a $386,937 increase in vessel and railcar maintenance expenses and a $130,716 increase in professional fees. Vessel and railcar maintenance expenses totaled $549,379 for the six months ended June 30, 2006 compared to $162,442 for the six months ended June 30, 2005. The increase in professional fees reflects costs related to the Company’s restatement effort and the audit of prior period financial statements. Professional fees totaled $172,178 for the six months ended June 30, 2006 compared to $41,462 for the six months ended June 30, 2005.

Other income for the six months ended June 30, 2006 and 2005 was solely comprised of unrealized gains on interest rate swap contracts. During the six months ended June 30, 2006, other income decreased $164,333 to $261,260 from $425,593 during the same period in the prior fiscal year.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at June 30, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

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