Form 10QSB
period 2006-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-07-27
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$1,526,245
Accounts receivable, net of allowance for doubtful accounts of $122,659	1,067,605
Prepaids and other assets	57,975
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $46,892,374	26,908,352

Total assets	$29,560,177

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$1,498,721
Accrued distributions to Other Members	1,304,381
Other	648,142
Accrued interest payable	42,574
Non-recourse debt	677,070
Acquisition facility obligation	8,000,000
Interest rate swap contracts	211,679
Unearned operating lease income	381,949

Total liabilities	12,764,516

Commitments (Note 8)	—

Members’ capital:
Managing Member	—
Other Members	16,795,661

Total Members’ capital	16,795,661

Total liabilities and Members’ capital	$29,560,177

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Leasing activities:
Operating leases	$2,629,723	$2,887,162	$7,552,267	$8,595,890
Direct financing leases	19,451	39,139	77,123	141,611
Gain (loss) on sales of assets	47,424	(138,633)	(183,627)	565,207
Interest	12,394	10,364	37,235	29,743
Other revenue	1,129	2,005	29,224	10,641

Total revenues	2,710,121	2,800,037	7,512,222	9,343,092
Expenses:
Depreciation of operating lease assets	1,146,252	1,886,456	3,928,536	6,047,609
Provision for losses and impairments	—	2,306,328	—	2,306,328
Interest expense	202,530	400,065	774,650	1,407,017
Asset management fees to Managing Member	135,800	118,090	384,340	446,621
Vessel maintenance	225,325	—	472,682	—
Railcar maintenance	221,378	170,844	523,400	333,286
Cost reimbursements to Managing Member	—	6,451	678,509	702,097
Amortization of initial direct costs	5,042	16,303	19,550	65,778
Professional fees	329,449	90,291	501,627	131,753
Insurance	22,584	46,462	71,702	69,146
Provision for doubtful accounts	25,794	(19,700)	54,560	98,900
Taxes on income and franchise fees	98	(353)	109,899	100,000
Other	103,704	140,127	178,467	271,420

	2,417,956	5,161,364	7,697,922	11,979,955

Net income (loss) from operations	292,165	(2,361,327)	(185,700)	(2,636,863)
Other income (loss), net	(6,857)	381,676	254,403	807,269

Net income (loss)	$285,308	$(1,979,651)	$68,703	$(1,829,594)

Net income (loss):
Managing Member	$196,926	$250,319	$590,995	$856,705
Other Members	88,382	(2,229,970)	(522,292)	(2,686,299)

	$285,308	$(1,979,651)	$68,703	$(1,829,594)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.16)	$(0.04)	$(0.20)
Weighted average number of Units outstanding	13,566,492	13,570,188	13,568,943	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2006

(Unaudited)

	Other Members		Managing Member	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2004	13,570,188	$42,244,840	$—	$(725,935)	$41,518,905
Distributions to Other Members ($1.01 per Unit)	—	(13,652,993)	—	—	(13,652,993)
Distributions to Managing Member	—	—	(1,106,992)	—	(1,106,992)
Reclassification for portion of swap liability charged to net loss	—	—	—	585,993	585,993
Net (loss) income	—	(1,970,462)	1,106,992	—	(863,470)

Balance December 31, 2005	13,570,188	26,621,385	—	(139,942)	26,481,443
Distributions to Other Members ($0.68 per Unit)	—	(9,258,916)	—	—	(9,258,916)
Rescissions and repurchases of capital contributions	(10,000)	(44,516)	—	—	(44,516)
Distributions to Managing Member	—	—	(590,995)	—	(590,995)
Reclassification for portion of swap liability charged to net loss	—	—	—	139,942	139,942
Net (loss) income	—	(522,292)	590,995	—	68,703

Balance September 30, 2006	13,560,188	$16,795,661	$—	$—	$16,795,661

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating activities:
Net income (loss)	$285,308	$(1,979,651)	$68,703	$(1,829,594)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of assets	(47,424)	138,633	183,627	(565,207)
Depreciation of operating lease assets	1,146,252	1,886,456	3,928,536	6,047,609
Amortization of initial direct costs	5,042	16,303	19,550	65,778
Interest rate swap contracts	—	8,536	139,942	400,965
Change in fair value of interest rate swap contracts	6,857	(276,496)	(254,403)	(807,269)
Provision for doubtful accounts	25,794	(19,700)	54,560	98,900
Provision for losses and impairments	—	2,306,328	—	2,306,328
Changes in operating assets and liabilities:		—
Accounts receivable	108,905	(249,834)	(80,761)	63,866
Prepaids expenses and other assets	(33,177)	26,215	577	(30,162)
Accounts payable, Managing Member	659,547	(775,342)	480,237	203,709
Accounts payable, accrued distributions to Other Members	(1,327)	—	(1,327)	—
Accounts payable, other	23,921	83,921	(62,596)	(143,756)
Accrued interest payable	(24,623)	(27,261)	(17,705)	(96,260)
Unearned operating lease income	257,602	98,781	169,941	12,229

Net cash provided by operating activities	2,412,677	1,236,889	4,628,881	5,727,136

Investing activities:
Proceeds from sales of lease assets	2,747,391	182,779	3,460,619	7,621,030
Reduction of net investment in direct financing leases	192,272	252,761	682,591	808,649
Purchases of equipment on operating leases	(237,404)	(44,947)	(798,029)	(44,947)

Net cash provided by investing activities	2,702,259	390,593	3,345,181	8,384,732

Financing activities:
Borrowings under acquisition facility	500,000	2,000,000	8,600,000	6,000,000
Repayments under acquisition facility	(1,500,000)	—	(2,600,000)	(4,000,000)
Repayments under receivables funding program	—	(1,458,000)	(4,524,000)	(7,018,000)
Repayments of non-recourse debt	(326,297)	(393,524)	(644,697)	(697,374)
Rescissions of capital contributions	(44,516)	—	(44,516)	—
Distributions to Other Members	(3,085,168)	(3,086,875)	(9,258,916)	(9,260,335)
Distributions to Managing Member	(196,926)	(250,318)	(590,995)	(750,831)

Net cash used in by financing activities	(4,652,907)	(3,188,717)	(9,063,124)	(15,726,540)

Net increase (decrease) in cash and cash equivalents	462,029	(1,561,235)	(1,089,062)	(1,614,672)
Cash and cash equivalents at beginning of period	1,064,216	2,516,474	2,615,307	2,569,911

Cash and cash equivalents at end of period	$1,526,245	$955,239	$1,526,245	$955,239

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$98	$147	$109,899	$293,214

Cash paid during the period for interest	$226,352	$313,611	$791,553	$1,102,312

Schedule of non-cash transactions:
Distributions declared to Managing Member at period end	$83,258	$105,874	$83,258	$105,874

Distributions declared to Other Members at period end	$1,304,381	$1,305,874	$1,304,381	$1,305,874

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

As of September 30, 2006, 13,560,188 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

Derivative financial instruments:

In September 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in September 1999, by SFAS No. 138, issued in September 2000 and by SFAS No. 149, issued in September 2003.

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

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2006
Net investment in operating leases	$29,966,084	$(1,065,757)	$(3,827,642)	$25,072,685
Net investment in direct financing leases	2,044,266	—	(682,591)	1,361,675
Assets held for sale or lease, net	2,335,407	(1,780,460)	(100,894)	454,053
Initial direct costs, net of accumulated amortization of $263,987 at September 30, 2006 and $408,154 at December 31, 2005	39,489	—	(19,550)	19,939

Total	$34,385,246	$(2,846,217)	$(4,630,677)	$26,908,352

IDC amortization expense related to leases was $5,042 and $16,303 for the three months ended September 30, 2006 and 2005, respectively. IDC amortization expense related to leases was $19,550 and $65,778 for the nine months ended September 30, 2006 and 2005, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1,146,252 and $1,886,456 for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense on property subject to operating leases and property held for lease or sale was $3,928,536 and $6,047,609 for the nine months ended September 30, 2006 and 2005, respectively. Impairment losses on property subject to operating leases and property held for lease or sale was $2,306,328 for the three and nine months ended September 30, 2005. There were no impairment losses for the three and nine months ended September 30, 2006.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance September 30, 2006
Transportation, rail	$40,880,181	$511,233	$(9,303,195)	$32,088,219
Containers	21,101,250	—	(106,250)	20,995,000
Natural gas compressors	2,676,446	—	(96,803)	2,579,643
Manufacturing	1,494,658	—	(353,833)	1,140,825
Transportation, other	3,914,747	286,796	(4,285)	4,197,258
Material handling	1,090,279	—	3,952,500	5,042,779
Other	5,313,054	—	(2,263,275)	3,049,779

	76,470,615	798,029	(8,175,141)	69,093,503
Less accumulated depreciation	(46,504,531)	(3,827,642)	6,311,355	(44,020,818)

Total	$29,966,084	$(3,029,613)	$(1,863,786)	$25,072,685

Direct financing leases:

As of September 30, 2006, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2006:

September 30, 2006
Total minimum lease payments receivable	$415,935
Estimated residual values of leased equipment (unguaranteed)	986,699

Investment in direct financing leases	1,402,634
Less unearned income	(40,959)

Net investment in direct financing leases	$1,361,675

At September 30, 2006, the aggregate amount of future lease payments is as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2006	$1,599,389	$87,175	$1,686,564
Year ending December 31, 2007	6,806,216	279,959	7,086,175
2008	5,548,542	48,801	5,597,343
2019	3,064,126	—	3,064,126
2010	1,273,405	—	1,273,405
2011	731,905	—	731,905
Thereafter	541,373	—	541,373

	$19,564,956	$415,935	$19,980,891

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Manufacturing	10 - 20
Construction	7 - 10
Material handling	7 - 10
Natural gas compressors	7 - 10
Transportation, other	7 - 10

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

During the three and nine months ended September 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Asset management fees to Managing Member	$135,800	$118,090	$384,340	$446,621
Cost reimbursements to Managing Member	—	6,451	678,509	702,097

	$135,800	$124,541	$1,062,849	$1,148,718

5. Non-recourse debt:

At September 30, 2006, non-recourse debt consists of a note payable to a financial institution. The note is due in semi-annual installments. Interest on the notes is at a fixed rate of 4.96%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2006, the carrying value of the pledged assets is $2,289,900. The note matures in 2007.

Future minimum payments of non-recourse debt are as follows:

	Principal	Interest	Total
Three months ending December 31, 2006	$—	$—	$—
Year ending December 31, 2007	677,070	25,290	702,360

	$677,070	$25,290	$702,360

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in September 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of September 30, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(8,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(6,500,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2006.

As of September 30, 2006, the Company had $8,000,000 outstanding under the acquisition facility. The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or nine month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2006 was 6.58%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Borrowing facilities (continued):

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007. The Company was removed as a party to the agreement on January 31, 2007.

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

As of September 30, 2006, the Company receives or pays interest on a notional principal of $10,322,801, based on the difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program and 5.73% at September 30, 2006. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. During August 2004, an additional repayment of debt was made under the receivables funding program. As a result of this payment and subsequent additional repayments, the swaps were deemed to be ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the three months ended September 30, 2005, AOCL decreased by $8,536. During the nine months ended September 30, 2006 and 2005, AOCL decreased by $139,942 and $400,965, respectively. All decreases related to the reclassification of AOCL to earnings (included in interest expense).

As of September 30, 2006, the Company had no outstanding balance under the receivables funding program. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees are included in interest expense in the Company’s statement of operations. During the three month periods ended September 30, 2006 and 2005, the Company made standby fee payments of $0 and $8,937, respectively, and $6,818 and $50,460 during the nine month periods ended September 30, 2006 and 2005, respectively.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Borrowings under the program are as follows:

Date Borrowed	Original Amount Borrowed	Balance September 30, 2006	Notional Balance Sepember 30, 2006	Swap Value September 30, 2006	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000,000	$—	$—	$—	6.84%
12/21/1999	20,000,000	—	6,648,279	(181,054)	7.41%
12/24/1999	25,000,000	—	205,509	(1,171)	7.44%
4/17/2000	6,500,000	—	172,304	(960)	7.45%
4/28/2000	1,900,000	—	41,004	(242)	7.72%
8/3/2000	19,000,000	—	2,188,661	(28,087)	7.50%
10/31/2000	7,500,000	—	641,091	(4,967)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	—	425,953	4,802	4.35%
1/31/2002	3,900,000	—	—	—	*

	$122,800,000	$—	$10,322,801	$(211,679)

8. Commitments:

As of September 30, 2006, the Company had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

As of September 30, 2006, 13,560,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Distributions declared	$3,085,168	$3,086,875	$9,258,916	$10,566,119
Weighted average number of Units outstanding	13,566,492	13,570,188	13,568,943	13,570,188

Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.78

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in September 2007. The availability of borrowings to the Company under the Master Terms Agreement is reduced by the amount outstanding on any of the above mentioned facilities. As of September 30, 2006, the Company had outstanding borrowings of $8,000,000 under the acquisition facility.

Borrowings under the facility as of September 30, 2006 were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	(8,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(6,500,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

The Company is contingently liable for principal payments under the warehouse facility component of the Master Terms Agreement. The Company is liable because borrowings are recourse, jointly and severally, to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of: (1) the affiliated partnerships and limited liability companies of the Company, and (2) AFS and ATEL Leasing Corporation (“ALC”) who are 100% liable. As of September 30, 2006, there were no borrowings under the warehouse facility, the working capital term loan or the venture facility. However, the Company and its affiliates pay an annual commitment fee to have access to all facilities under the Master Terms Agreement.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of one, two, three, or nine month maturities plus a lender designated spread, or the bank’s prime rate (i.e., reference rate), which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are repaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2006 was 6.58%.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2006, the warehousing facility participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehousing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the warehousing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Master Terms Agreement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the financial institutions. The borrowing facility was repaid before the waiver expired and the Fund was removed from the borrowing facility.

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

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Company’s assets. The lender is in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allows the Company to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in January 2002. The receivables funding program terminated in January 2007. However, on March 29, 2006, the receivables funding program was repaid.

In order to maintain the availability of the receivables funding program, the Company is required to make standby payments. These fees totaled $6,818 and $50,460 for the nine months ended September 30, 2006 and 2005, respectively. The standby payments are included in interest expense in the Company’s statement of operations. At September 30, 2006 the fair value of interest rate swap contract obligations was $211,679.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in semi-annual payments. Interest on the note is at a fixed rate of 4.35%. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999.

At September 30, 2006, the Company had no commitments to purchase leased assets.

Cash Flows

The three months ended September 30, 2006 versus the three months ended September 30, 2005

During the three months ended September 30, 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash flows from operations increased by $1,175,788 to $2,412,677 for the three months ended September 30, 2006 from $1,236,889 for the same period in 2005. The increase was primarily a result of an increase in accounts payable and accrued liabilities of $1,373,562. Additionally, cash flow from operations increased due to reduced levels of accounts receivable. The cash inflow related to the decrease in accounts receivable was $108,905 for the three months ended September 30, 2006 compared to a cash outflow of $249,834 for the same period in 2005.

During the three months ended September 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. During the three months ended September 30, 2006, cash provided by investing activities increased by $2,311,666 to $2,702,259 from $390,593 during the same period in the prior year. The increase was primarily due to a net increase in proceeds from sales of lease assets of $2,564,609 from $182,782 for the three months ended September 30, 2005 to $2,747,391 for the three months ended September 30, 2006.

During the three months ended September 30, 2006 and 2005, the only source of cash from financing activities was borrowings on the Company’s acquisition facility. The uses of cash in financing activities during the same timeframe were the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $4,652,907 and $3,188,777 for the three months ended September 30, 2006 and 2005, respectively. The increase in cash used was a result of reduced borrowings during the three months ended September 30, 2006 when compared to the same period in 2005. The Company borrowed $500,000 during the three months ended September 30, 2006 compared to $2,000,000 during the three months ended September 30, 2005. The borrowings were offset by repayments of $1,826,297 and $1,851,524 for the three months ended September 30, 2006 and 2005, respectively. Distributions to Other Members were $3,085,168 and $3,086,875 for the three months ended September 30, 2006 and 2005, respectively while distributions to the Managing Member decreased $53,392 from $250,318 for the three months ended September 30, 2005 to $196,926 for the same period in 2006.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

During the nine months ended September 30, 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash flows from operations decreased by $1,098,255 to $4,628,881 for the nine months ended September 30, 2006 from $5,727,136 for the same period in 2005. The decrease was a result of a reduction in operating lease revenue of $1,043,623 offset by increased levels of accounts payable and unearned operating lease income. The cash inflow related to the increase in accounts payable was $416,314 for the nine months ended September 30, 2006 compared to a cash inflow of $59,953 for the same period in 2005. The cash inflow related to the increase in unearned operating lease income was $169,941 for the nine months ended September 30, 2006 compared to a cash inflow of $12,229 for the same period in 2005.

During the nine months ended September 30, 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. During the nine months ended September 30, 2006, cash provided by investing activities decreased by $5,039,511 to $3,345,181 from $8,384,732 during the same period in the prior year. The decrease was primarily due to a net reduction of proceeds from sales of lease assets of $4,160,411 from $7,621,030 for the nine months ended September 30, 2005 to $3,460,619 for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006 and 2005, the only source of cash from financing activities was borrowings on the Company’s acquisition facility. The uses of cash in financing activities during the same timeframe were the repayment of debt and distributions to both Managing Member and Other Members. Cash used in financing activities totaled $9,063,124 and $15,726,540 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash used was a result of increase borrowings and reduced repayments during the nine months ended September 30, 2006 when compared to the same period in 2005. The Company borrowed $8,600,000 during the nine months ended September 30, 2006 compared to $6,000,000 during the nine months ended September 30, 2005. The borrowings were offset by repayments of $7,768,697 and $11,715,374 for the nine months ended September 30, 2006 and 2005, respectively. Distributions to Other Members were $9,258,916 and $9,260,335 for the nine months ended September 30, 2006 and 2005, respectively, while distributions to the Managing Member decreased $159,836 from $750,831 for the nine months ended September 30, 2005 to $590,995 for the same period in 2006.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended September 30, 2006 versus the three months ended September 30, 2005

The Company had net income of $285,308 for the three months ended September 30, 2006 versus a net loss of $1,979,651 for the three months ended September 30, 2005. The increase in net operating results was primarily due to a $2,743,408 decrease in total expenses offset by a $388,533 decline in other income and an $89,916 decrease in total revenues.

Total revenues were $2,710,121 and $2,800,037 for the three months ended September 30, 2006 and 2005, respectively. The decrease in revenues was driven primarily by a decrease in operating lease revenue resulting from run-off of the Company’s operating lease portfolio which was partially offset by gains on sales of assets. During the three months ended September 30, 2006, operating lease revenue decreased by $257,439 to $2,629,723 from $2,887,162 while gains on sales of assets increased $186,057 to a gain of $47,424 from a loss of $138,633 during the same period in 2005.

Total expenses were $2,417,956 and $5,161,364 for the three months ended September 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in provision for losses on impaired assets, depreciation and interest expense offset, in part, by increased professional fees and asset maintenance expenses.

The Company’s largest expense during the three months ended September 30, 2006 was depreciation which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1,146,252 and $1,886,456 for the three months ended September 30, 2006 and 2005, respectively. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio and is consistent with lower operating lease revenue.

Provisions for losses and impairments expense was $0 for the three months ended September 30, 2006 compared to $2,306,328 for the three months ended September 30, 2005. The charge in 2005 was related to a decline in the value of a certain aircraft. Interest expense was $202,530 and $400,065 for the three months ended September 30, 2006 and 2005, respectively. The decrease was a result of reduced debt as the Company had repaid a majority of its debt since September 30, 2005.

The decreases in provision for losses, depreciation and interest expense were partially offset by a $275,859 increase in vessel and railcar maintenance expenses. Vessel and railcar maintenance expenses totaled $446,703 for the three months ended September 30, 2006 compared to $170,844 for the three months ended September 30, 2005. Professional fees also offset the decrease in expenses by $239,158, as such expenses increased from $90,291 to $329,449 during the same period. The increase in professional fees reflected costs related to the Company’s restatement effort and the audit of prior period financial statements.

Other income for the three months ended September 30, 2006 and 2005 was solely comprised of unrealized gains on interest rate swap contracts. During the three months ended September 30, 2006, other income decreased by $388,533 to a loss of $6,857 from a gain of $381,676 during the same period in the prior fiscal year.

The nine months ended September 30, 2006 versus the nine months ended September 30, 2005

The Company had net income of $68,703 for the nine months ended September 30, 2006 versus a net loss of $1,829,594 for the nine months ended September 30, 2005. The $1,898,297 increase in net operating results reflected a $4,282,033 decrease in expenses offset by decreases of $1,830,870 and $552,866 in total revenues and other income.

Total revenues were $7,512,222 and $9,343,092 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in revenues was driven primarily by a decrease in operating lease revenue resulting from run-off of the Company’s operating lease portfolio, combined with a decrease in gain on sales of assets. Operating lease revenue decreased by $1,043,623 to $7,552,267 for the nine months ended September 30, 2006 from $8,595,890 during the same period in the prior fiscal year. During the nine months ended September 30, 2006, gain on sales of assets decreased $748,831 to a loss of $183,627 from $565,207 for the same period in 2005 as a result of reduced asset sales.

Total expenses were $7,697,922 and $11,979,955 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in provision for losses and impairments, depreciation and interest expense partially offset by increased asset maintenance expenses and professional fees.

Provision for losses and impairments expense was $0 for the nine months ended September 30, 2006 compared to $2,306,328 for the nine months ended September 30, 2005 resulting from a decline in value of a certain aircraft.

Depreciation expense totaled $3,928,536 and $6,047,609 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio and is consistent with lower operating lease revenue. Interest expense decreased by $632,367 from $1,407,017 for the nine months ended September 30, 2005 to $774,650 during the same period in 2006 as the Company repaid a majority of its borrowings.

The decreases in provision for losses as well as depreciation and interest expense were partially offset by a $662,796 increase in vessel and railcar maintenance expenses and a $369,874 increase in professional fees. Vessel and railcar maintenance expenses totaled $996,082 for the nine months ended September 30, 2006 compared to $333,286 for the nine months ended September 30, 2005. The increase in professional fees reflects costs related to the Company’s restatement effort and the audit of prior period financial statements. Professional fees totaled $501,627 for the nine months ended September 30, 2006 compared to $131,753 for the nine months ended September 30, 2005.

Other income for the nine months ended September 30, 2006 and 2005 was solely comprised of unrealized gains on interest rate swap contracts. During the nine months ended September 30, 2006, other income decreased $552,866 to $254,403 from $807,269 during the same period in the prior fiscal year.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2006, certain material weaknesses existed in the Company’s internal control over financial reporting.

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