Form 10KSB
period 2006-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-07-27
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ State the issuer’s revenues for the most recent fiscal year: $14,581,271.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of June 30, 2007 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated December 7, 1998, filed pursuant to Rule 424(b) (Commission File No. 33-62477) is hereby incorporated by reference into Part IV hereof.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☒

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

As of December 31, 2006, 13,560,188 Units were issued and outstanding.

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

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions, although there can be no assurance that such financing will continue to be available to the Company in the future. As of December 31, 2006, all such equipment acquisition debt had been repaid.

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

The Company has purchased equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.

From inception through December 31, 2006, the Company had purchased equipment with a total acquisition price of $247,335,253.

The Company’s objective is to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an average credit rating by Moody’s Investor Service, Inc. of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) has been leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2006 and 2005, certain lessees generated significant portions of the Company’s operating lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2006	2005
Tal International Container	Railcars	34%	18%
Bartlett Grain Company, L.P.	Railcars	14%	*
Sea Mar Management LLC	Marine Vessel	11%	*
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

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities—The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2006 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,311,038	24.38%
Manufacturing	44,048,583	17.81%
Aircraft	38,535,439	15.58%
Transportation, other	47,259,370	19.11%
Gas compressors	13,848,465	5.60%
Material handling	11,018,547	4.45%
Point of sale / office automation	8,677,566	3.51%
Storage tanks	6,712,090	2.71%
Marine vessels	4,737,556	1.92%
Other	12,186,599	4.93%

	$247,335,253	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,311,038	24.38%
Transportation, air	38,535,439	15.58%
Manufacturing, other	34,889,583	14.11%
Transportation, other	27,532,136	11.14%
Transportation, containers	21,228,750	8.58%
Manufacturing, electronics	20,901,071	8.45%
Retail	18,056,010	7.30%
Natural gas	13,848,465	5.60%
Other	12,032,761	4.86%

	$247,335,253	100.00%

Through December 31, 2006, the Company has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Manufacturing	$42,495,961	$19,495,181	$43,611,215
Aircraft	38,535,439	8,666,648	16,856,254
Transportation, other	20,529,738	7,577,611	18,462,655
Transportation, rail	36,290,692	26,967,981	14,857,734
Point of sale / office automation	12,161,640	2,392,541	13,086,353
Photo processing equipment	10,781,578	6,555,101	9,617,910
Material handling	6,844,832	2,015,654	6,559,021
Storage tanks	6,818,340	6,824,797	1,123,326
Other	9,282,515	3,163,070	10,947,102

	$183,740,735	$83,658,584	$135,121,570

*	Includes only those expenses directly related to the production of the related rents

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2006, see footnote 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset day-by-day basis, where these assets are deployed. For further information regarding the Company geographic revenues and assets and major customers, see footnote 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of December 31, 2006, a total of 3,376 investors were record holders of Units in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2006. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of January 1, 2007. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unit holders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2006 the value of the Company’s assets, calculated on this basis, was approximately $2.88 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unit holder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets, or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The rate for monthly distributions from 2006 operations was $0.0758 per Unit for January through December. During 2006, the Company made twelve distributions beginning in January and ending in December 2006 compared to thirteen distributions in 2005. The distributions were paid in February through December 2006 and in January 2007. The rate for quarterly distribution paid in April, July and October 2006 and in January 2007 was $0.2275 per Unit. Distributions were from 2006 cash flows from operations.

The rate for monthly distributions from 2005 operations was $0.0758 per Unit for January through December. The distributions were paid in February through December 2005 and in January 2006. During 2005, the Company declared thirteen distributions beginning in February and ending in December 2005 compared to twelve distributions in 2004. The rate for quarterly distribution paid in April, July and October 2005 and in January 2006 was $0.2275 per Unit. Distributions were from 2005 cash flows from operations.

The following table presents summarized information regarding distributions to members other than the Managing Member (Other Members).

	2006	2005
Net income (loss) per Unit, based on weighted average Unit outstanding	$0.32	$(0.15)
Return of investment	0.59	1.16

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.91	1.01
Differences due to timing of distributions	—	(0.10)

Actual distributions paid per Unit	$0.91	$0.91

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 1 0-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

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

Throughout the Reinvestment Period ending December 31, 2006, the Company reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members.

The Company has participated with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75,000,000 and expires in June 2007. The availability of borrowings to the Company under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2006, the Company had not borrowings under the acquisition facility and was removed as a party to the agreement on January 31, 2007.

As of December 31, 2006 borrowings under the Master Terms Agreement were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(26,561,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

The Company was contingently liable for principal payments under the warehouse facility as borrowings were recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL

Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates paid an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $316,876.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement.

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. As of January 31, 2007, the Company and ATEL Capital Equipment Fund VII, L.P. ceased to be participants in the Warehousing Trust Agreement as both funds went into liquidation and have no further need for short term financing provided by the warehousing facility.

The credit agreement includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with a non-financial covenant as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007. The borrowing facility was repaid before the waiver expired and the Fund was removed as a party to the agreement on January 31, 2007.

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

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 7 through 9 to the financial statements in Item 7.

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

In order to maintain the availability of the receivables funding program, the Company was required to make standby payments. These fees totaled $6,818 and $40,593 in 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The notes are due in varying monthly and semi-annual payments. Interest on the notes is fixed at 4.96% and 6.90%. The notes are secured by an assignment of lease payments and pledges of assets. At December 31, 2006, the carrying value of the pledged assets is $3,427,119. The notes mature through 2010.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999. See Items 5 and 6 for additional information regarding distributions.

At December 31, 2006, the Company had no commitments to purchase leased assets.

Cash Flows

2006 vs. 2005

During 2006 and 2005, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash flows from operations decreased by $2,704,798 from $8,149,041 in 2005 to $5,444,243 in 2006. The decrease was primarily a result of a reduction in operating lease revenue as well as increases in (1) costs to maintain vessels and railcars under operating leases, (2) professional fees and (3) taxes on income and franchise fees. Additionally, cash flow from operations decreased due to increased levels of accounts receivable, including amounts due from an affiliate, and payments made against accounts payable and accrued liabilities. Operating lease revenue decreased by $1,209,303 from 11,254,546 in 2005 to $10,045,243 in 2006, due primarily to run-off and sales of equipment under operating leases. In 2006, the cash outflow related to maintenance costs, professional fees and taxes on income and franchise fees totaled $2,321,463 compared to $757,651 in 2005. Also in 2006, cash flow decreased by $479,421 and $133,305 as a result of the increases in (1) payments made against accounts payable and accrued liabilities and (2) accounts receivable when compared to 2005.

During 2006 and 2005, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. Cash provided by investing activities totaled $11,323,388 and $16,630,944 for 2006 and 2005, respectively. The $5,307,556 decrease was primarily due to a decline in proceeds from sales of lease assets. In 2006, proceeds from sales of lease assets generated cash of $11,359,696 compared to $16,392,017 in 2005.

During the 2006 and 2005, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members. Net cash used in financing activities totaled $17,525,269 and $24,734,589 for 2006 and 2005, respectively. Cash flow increased as the Company used significantly less cash to repay debt in 2006 compared to 2005. The Company repaid $7,219,855 and $19,386,179 of its debt during 2006 and 2005, respectively, and borrowed $2,869,897 and $8,000,000 for the same respective periods. Distributions to Other Members were $12,342,947 and $12,347,286 for 2006 and 2005, while distributions to the Managing Member were $787,848 and $1,001,124 for the same respective periods.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

As of December 31, 2006, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2006	2005
Transportation, rail	40%	54%
Transportation, containers	35%	28%

The Company had a nominal amount of equipment purchases on operating leases during 2006. Below is a table that summarizes utilization percentages for leased assets during the years ended December 31, 2006 and 2005:

	2006	2005
Equipment Utilization	94%	89%

2006 versus 2005

The Company had net income of $5,103,584 for the year ended December 31, 2006 compared to a net loss of $863,470 for the year ended December 31, 2005. The increase was primarily due to a $5,707,534 decline in operating expenses and a $925,002 increase in total revenues, partially offset by a $665,482 decrease in other income.

During 2006 and 2005, the Company’s revenues were primarily derived from income on its operating lease portfolio and gains recognized on sales of leases. Total revenues were $14,581,271 and $13,656,269 for the year ended December 31, 2006 and 2005, respectively. The growth was driven primarily by increased sales of lease assets offset, in part, by a decline in operating lease revenue resulting from run-off of leases due to termination and sales of equipment. During 2006, the Company recognized gains of $4,369,744 on sales of lease equipment compared to gains of $2,173,324 in 2005, an increase of $2,196,420. Operating lease revenue decreased by $1,209,303 to $10,045,243 for the year ended December 31, 2006 from $11,254,546 for 2005.

Total expenses were $9,781,576 and $15,489,110 for the years ended December 31, 2006 and 2005, respectively. The decrease in total expenses was primarily due to declines in provision for losses, depreciation, and interest expense partially offset by increases in maintenance expenses and professional fees.

The biggest decline in expense was in the provision for impaired assets as the Company had no such expense in 2006 compared to a $3,580,245 expense in 2005 that was related to a decline in the value of a certain aircraft and manufacturing equipment.

The Company’s largest expense during 2006 and 2005 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation decreased by $2,623,058 from $7,578,618 in 2005 to $4,955,560 in 2006 primarily due to the run-off of the Company’s lease portfolio.

Interest expense decreased by $958,628 from $1,837,613 in 2005 to $878,985 in 2006, reflecting the decline in outstanding debt balances of approximately $4,349,958 since December 31, 2005.

The decreases in depreciation and interest expense were partially offset by increases in maintenance expenses and professional fees. The Company incurred expenses totaling $1,366,974 during 2006 related to repairs and maintenance of railcars and vessels under operating leases, an increase of $927,837 compared to 2005 expense of $439,137.

Professional fees increased $455,694 from $205,514 in 2005 to $661,208 in 2006. The increase reflected costs related to the Company’s restatement effort and the audit of prior period financial statements.

Other income for 2006 and 2005 was solely comprised of unrealized gains on interest rate swap contracts and totaled $303,889 and 969,371 for 2006 and 2005, respectively.

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

The Company records interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See footnote 9 to the financial statements in Item 7, Receivables funding program, for additional information.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

Critical Accounting Policies

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off to the allowance as they are deemed uncollectible.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 7.	FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2006, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

July 23, 2007

Report of Independent Registered Public Accounting Firm

The Members

ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying statements of operations, changes in members’ capital, and cash flows of ATEL Capital Equipment Fund VIII, LLC (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ATEL Capital Equipment Fund VIII, LLC for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

April 2, 2007

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

DECEMBER 31, 2006

2006
ASSETS

Cash and cash equivalents	$1,857,669
Accounts receivable, net of allowance for doubtful accounts of $130,578	949,320
Due from Affiliates	72,000
Prepaids and other assets	75,769
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $42,754,263	22,451,946

Total assets	$25,406,704

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$1,072,815
Accrued distributions to Other Members	1,304,381
Other	701,455
Accrued interest payable	28,692
Non-recourse debt	3,495,809
Interest rate swap contracts	162,193
Unearned operating lease income	91,701

Total liabilities	6,857,046

Commitments (Note 10)	—

Members’ capital:
Managing Member	—
Other Members	18,549,658

Total Members’ capital	18,549,658

Total liabilities and Members’ capital	$25,406,704

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues:
Leasing activities:
Operating leases	$10,045,243	$11,254,546
Direct financing leases	87,732	176,456
Gain on sales of assets	4,369,744	2,173,324
Interest	47,003	39,490
Other revenue	31,549	12,453

Total revenues	14,581,271	13,656,269

Expenses:
Depreciation of operating lease assets	4,955,560	7,578,618
Provision for losses and impairments	—	3,580,245
Interest expense	878,985	1,837,613
Asset management fees to Managing Member	506,338	447,641
Vessel maintenance	685,858	—
Railcar maintenance	681,116	439,137
Cost reimbursements to Managing Member	678,509	731,264
Amortization of initial direct costs	24,096	75,552
Professional fees	661,208	205,514
Insurance	95,552	55,996
Provision for doubtful accounts	62,479	50,068
Taxes on income and franchise fees	293,281	113,000
Other	258,594	374,462

	9,781,576	15,489,110

Net income (loss) from operations	4,799,695	(1,832,841)
Other income, net	303,889	969,371

Net income (loss)	$5,103,584	$(863,470)

Net income (loss):
Managing Member	$787,848	$1,106,992
Other Members	4,315,736	(1,970,462)

	$5,103,584	$(863,470)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.32	$(0.15)
Weighted average number of Units outstanding	13,566,736	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

	Other Members		Managing Member	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2004	13,570,188	$42,244,840	$—	$(725,935)	$41,518,905
Distributions to Other Members ($1.01 per Unit)	—	(13,652,993)	—	—	(13,652,993)
Distributions to Managing Member	—	—	(1,106,992)	—	(1,106,992)
Reclassification for portion of swap liability charged to net loss	—	—	—	585,993	585,993
Net (loss) income	—	(1,970,462)	1,106,992	—	(863,470)

Balance December 31, 2005	13,570,188	26,621,385	—	(139,942)	26,481,443
Distributions to Other Members ($0.91 per Unit)	—	(12,342,947)	—	—	(12,342,947)
Recissions of capital contributions, net	(10,000)	(44,516)	—	—	(44,516)
Distributions to Managing Member	—	—	(787,848)	—	(787,848)
Reclassification for portion of swap liability charged to net loss	—	—	—	139,942	139,942
Net income	—	4,315,736	787,848	—	5,103,584

Balance December 31, 2006	13,560,188	$18,549,658	$—	$—	$18,549,658

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating activities:
Net income (loss)	$5,103,584	$(863,470)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(4,369,744)	(2,173,324)
Depreciation of operating lease assets	4,955,560	7,578,618
Amortization of initial direct costs	24,096	75,552
Interest rate swap contracts	139,942	585,993
Change in fair value of interest rate swap contracts	(303,889)	(969,371)
Provision for doubtful accounts	62,479	50,068
Provision for losses and impairments	—	3,580,245
Changes in operating assets and liabilities:
Accounts receivable	29,605	90,910
Accounts receivable from affiliates	(72,000)	—
Prepaids expenses and other assets	(17,217)	(10,950)
Accounts payable, Managing Member	54,331	251,726
Accounts payable, accrued distributions to Other Members	(1,327)	—
Accounts payable, other	(9,283)	271,416
Accrued interest payable	(31,587)	(94,325)
Unearned operating lease income	(120,307)	(224,047)

Net cash provided by operating activities	5,444,243	8,149,041

Investing activities:
Proceeds from sales of lease assets	11,359,696	16,392,017
Reduction of net investment in direct financing leases	759,155	1,047,805
Purchases of equipment on operating leases	(795,463)	(803,340)
Additions and adjustment to initial direct costs	—	(5,538)

Net cash provided by investing activities	11,323,388	16,630,944

Financing activities:
Borrowings under acquisition facility	—	8,000,000
Repayments under acquisition facility	(2,000,000)	(6,000,000)
Repayments under receivables funding program	(4,524,000)	(8,668,000)
Proceeds of non-recourse debt	2,869,897	—
Repayments of non-recourse debt	(695,855)	(4,718,179)
Rescissions of capital contributions	(44,516)	—
Distributions to Other Members	(12,342,947)	(12,347,286)
Distributions to Managing Member	(787,848)	(1,001,124)

Net cash used in financing activities	(17,525,269)	(24,734,589)

Net (decrease) increase in cash and cash equivalents	(757,638)	45,396
Cash and cash equivalents at beginning of year	2,615,307	2,569,911

Cash and cash equivalents at end of year	$1,857,669	$2,615,307

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$293,281	$293,214

Cash paid during the year for interest	$909,769	$1,345,945

Schedule of non-cash transactions:
Distributions declared to Managing Member at year end	$83,258	$105,868

Distributions declared to Other Members at year end	$1,304,381	$1,305,708

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

As of December 31, 2006, 13,560,188 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 6). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements as of December 31, 2006, and for the years ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the Unites States (“GAAP”).

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See footnote 9, Receivables funding program, for further information regarding interest rate swaps.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2006 and 2005, the current provision for state income taxes was approximately $293,281 and $113,000, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2006.

Financial statement basis of net assets	$18,549,658
Tax basis of net assets (unaudited)	12,791,342

Difference	$5,758,316

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The following reconciles the net losses reported in these financial statements to the net losses reported on the Company’s federal tax returns (unaudited) for the years ended December 31:

	2006	2005
Net income (loss) per financial statements	$5,103,584	$(863,470)
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,667,219	1,429,651
Provision for losses and doubtful accounts	792,867	3,580,245
Adjustments to revenues	4,904,146	1,378,944
Other	—	1,718,501

Net income per federal tax return (unaudited)	$12,467,816	$7,243,871

Other income (loss), net:

Other income (loss) is comprised of fair value adjustments on interest rate swap contracts.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2006, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Transportation, rail	40%
Transportation, containers	35%

During 2006, three customers comprised 59% of the Company’s revenues from leases. During 2005, one customer comprised 18% of the Company’s revenues from leases.

4. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following (see footnote 5 for further discussion on impairment loss):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts
Balance December 31, 2004	$—	$52,115
Provision	3,580,245	50,068
Charge offs	(2,306,328)	(34,084)

Balance December 31, 2005	1,273,917	68,099
Provision	—	62,479
Charge offs	(611,629)	—

Balance December 31, 2006	$662,288	$130,578

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2006
Net investment in operating leases	$29,966,084	$(3,971,247)	$(4,810,849)	$21,183,988
Net investment in direct financing leases	2,044,266	(652,536)	(759,155)	632,575
Assets held for sale or lease, net	2,335,407	(1,570,706)	(144,711)	619,990
Initial direct costs, net of accumulated amortization of $259,354 at December 31, 2006 and $408,154 at December 31, 2005	39,489	—	(24,096)	15,393

Total	$34,385,246	$(6,194,489)	$(5,738,811)	$22,451,946

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment loss has been recognized for the year ended December 31, 2006. The Company recorded impairment losses as follows for the year ended December 31, 2005.

2005
Aircraft	2,306,328
Manufacturing equipment	1,273,917

3,580,245

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31:

	2006	2005
Depreciation of operating lease assets	$4,955,560	$7,578,618
Impairment losses	—	3,580,245

Total	$4,955,560	$11,158,863

All of the property on lease was acquired during the period 1999 through 2002.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Transportation, rail	$40,880,181	$508,667	$(17,534,483)	$23,854,365
Containers	21,101,250	—	(106,250)	20,995,000
Natural gas compressors	2,676,446	—	(154,343)	2,522,103
Manufacturing	1,494,658	—	(353,833)	1,140,825
Transportation, other	3,914,747	286,796	3,519,480	7,721,023
Material handling	1,090,279	—	(49,269)	1,041,010
Other	5,313,054	—	(2,263,274)	3,049,780

	76,470,615	795,463	(16,941,972)	60,324,106
Less accumulated depreciation	(46,504,531)	(4,810,849)	12,175,262	(39,140,118)

Total	$29,966,084	$(4,015,386)	$(4,766,710)	$21,183,988

Direct financing leases:

As of December 31, 2006, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment and, refrigerated trailers. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2006:

2006
Total minimum lease payments receivable	$328,760
Estimated residual values of leased equipment (unguaranteed)	334,163

Investment in direct financing leases	662,923
Less unearned income	(30,348)

Net investment in direct financing leases	$632,575

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

At December 31, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

Year ending December 31,	Operating Leases	Direct Financing Leases	Total
2007	6,375,236	279,959	6,655,195
2008	5,110,962	48,801	5,159,763
2009	2,606,966	—	2,606,966
2010	1,249,645	—	1,249,645
2011	756,985	—	756,985
Thereafter	547,643	—	547,643

	$16,647,437	$328,760	$16,976,197

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows (in years):

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

The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company would be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

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

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31:

	2006	2005
Equipment management fees	$506,338	$447,641
Partnership administration	678,509	678,510
Non-admin cost reimbursement	—	52,754

	$1,184,847	$1,178,905

The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the years ended December 31, 2006 and 2005, the Managing Member made payments of $1,381,401 and $367,076, respectively.

7. Non-recourse debt:

At December 31, 2006, non-recourse debt consists of notes payable to a financial institution. The notes are due in monthly or semi-annual installments. Interest on the notes is fixed at 4.96% and 6.90%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2006, the carrying value of the pledged assets is $3,427,119. The notes mature through 2010.

Future minimum payments of non-recourse debt are as follows:

Year ending December 31,	Principal	Interest	Total
2007	$1,563,377	$191,403	$1,754,780
2008	778,603	107,317	885,920
2009	755,915	56,005	811,920
2010	397,914	8,046	405,960

	$3,495,809	$362,771	$3,858,580

8. Borrowing facilities:

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

As of December 31, 2006, borrowings under the facility were as follows:

Total available under the financing facility	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(26,561,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $316,876.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities (continued):

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., the Company, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2006, the Company had no amounts outstanding under the acquisition facility and was removed as a party to the agreement on January 31, 2007.

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

As of December 31, 2006, the Company receives or pays interest on a notional principal of $8,740,261, based on the

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program (continued):

difference between nominal rates ranging from 4.35% to 7.72% and the variable rate under the Program of 5.76% at December 31, 2006. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. During August 2004, an additional repayment of debt was made under the receivables funding program. As a result of this payment and subsequent additional repayments, the swaps were deemed to be ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps are to be reclassified into earning in a manner consistent with the earnings pattern of the previously hedged expected interest payments. During the years ended December 31, 2006 and 2005, AOCL decreased by $139,942 and $585,993, respectively, related to the reclassification of AOCL to earnings (included in interest expense).

In 2006, the receivable funding program was repaid. In order to maintain the availability of the program, the Company is required to make payments of standby fees. These fees totaled $6,818 and $40,593 in 2006 and 2005, respectively, and are included in interest expense in the Company’s statement of operations.

Borrowings under the program are as follows:

Date Borrowed	Original Amount Borrowed	Balance December 31, 2006	Notional Balance December 31, 2006	Swap Value December 31, 2006	Payment Rate On Interest Swap Agreement
11/11/99	$20,000,000	$—	$—	$—	6.84%
12/21/1999	20,000,000	—	6,033,791	(144,319)	7.41%
12/24/1999	25,000,000	—	79,498	(452)	7.44%
4/17/2000	6,500,000	—	58,918	(397)	7.45%
4/28/2000	1,900,000	—	20,686	(70)	7.72%
8/3/2000	19,000,000	—	1,698,819	(18,096)	7.50%
10/31/2000	7,500,000	—	478,033	(2,748)	7.13%
1/29/2001	8,000,000	—	—	—	5.91%
6/1/2001	2,000,000	—	—	—	5.04%
9/1/2001	9,000,000	—	370,516	3,889	4.35%
1/31/2002	3,900,000	—	—	—	*

	$122,800,000	$—	$8,740,261	$(162,193)

The receivables funding program discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with certain non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.

10. Commitments:

At December 31, 2006, the Company had no commitments to purchase lease assets.

11. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

11. Guarantees (continued):

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

12. Members’ capital:

As of December 31, 2006, 13,560,188 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

The Managing Member voluntarily reduced the carried interest percentage to 6.0% for 2006. The rate was reset to 7.5% beginning at January 31, 2007. If the Managing Member had received payments based on a 7.5% carried interest rate, it would have received $1,000,779 in distributions instead of $787,848.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported on Form 8-K dated February 9, 2007, the Company dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm effective February 5, 2007. E&Y continues to be engaged by the Company to perform tax services.

E&Y’s report on the Company’s financial statements for the year ended December 31, 2005, the Company’s most recent fiscal year for which an independent accountant’s report has been issued on its financial statements, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2005 and 2006, and the subsequent interim period through February 5, 2007, the date of E&Y’s dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also effective as of February 5, 2007, the Board approved the engagement of, and appointed, the firm of Moss Adams LLP as independent registered public accounting firm for its fiscal year ended December 31, 2006.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(d) and 15(e) under the Securities Exchange Act of 1934) during and as of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at December 31, 2006, certain controls were ineffective and thus there was a material weakness in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment of leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of cost reimbursements to Managing Member; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process; and evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the material weaknesses and has taken the following steps to address the above mentioned issues:

With regard to the timely identification and recording of impairment of leased assets, the Managing Member has strengthened its quarterly impairment analysis through additional management review of the analysis.

With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for financing transactions.

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

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

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

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performs distribution services in connection with the Company’s public offering of its Units.

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

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2006 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data—Notes to the Financial Statements—Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2006 and 2005. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements included in Item 7, Part I of this report for amounts allocated to AFS in 2006 and 2005.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 25 Units ($250) (owned by wife)	0.0002%

Changes in Control

The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove the Managing Member.

AFS may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Members holding 10% or more of the total outstanding Limited Liability Company Units.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at Note 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS

The following exhibits are included with or incorporated into this report:

Exhibit Number	Description of Exhibit
14.1	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$131,466	$162,033
Audit related fees	179,503	—
Tax fees	—	27,242

	$310,969	$189,275

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	July 23, 2007

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	July 23, 2007

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.