Form 10QSB
period 2007-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-08-15
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 000-33103

ATEL Capital Equipment Fund VIII, LLC

(Exact name of registrant as specified in its charter)

California	20-1357935
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

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

State the issuer’s revenues for the most recent fiscal year: $14,581,271

The number of Limited Liability Company Units outstanding as of July 31, 2007: 13,560,188

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

MARCH 31, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$1,241
Accounts receivable, net of allowance for doubtful accounts of $127	906
Prepaid and other assets	44
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $41,782	20,971

Total assets	$23,162

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$916
Other	592
Accrued interest payable	15
Non-recourse debt	2,932
Interest rate swap contracts	133
Unearned operating lease income	274

Total liabilities	4,862

Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	18,300

Total Members’ capital	18,300

Total liabilities and Members’ capital	$23,162

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Leasing activities:
Operating leases	$2,252	$2,390
Direct financing leases	9	31
Gain on sales of assets	26	37
Interest	13	13
Other revenue	3	6

Total revenues	2,303	2,477

Expenses:
Depreciation of operating lease assets	1,017	1,393
Interest expense	87	343
Asset management fees to Managing Member	140	113
Vessel maintenance	197	30
Railcar maintenance	127	71
Cost reimbursements to Managing Member	679	679
Amortization of initial direct costs	3	7
Professional fees	253	122
Insurance	23	24
Provision for (recovery of) doubtful accounts	(4)	4
Taxes on income and franchise fees	—	25
Other	60	28

	2,582	2,839

Net loss from operations	(279)	(362)
Other income, net	29	153

Net loss	$(250)	$(209)

Net income (loss):
Managing Member	$—	$197
Other Members	(250)	(406)

	$(250)	$(209)

Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.03)
Weighted average number of Units outstanding	13,560,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2005	13,570,188	$26,622	$—	$(140)	$26,482
Distributions to Other Members ($0.91 per Unit)	—	(12,343)	—	—	(12,343)
Distributions to Managing Member	—	—	(788)	—	(788)
Reclassification for portion of swap liability charged to net loss	—	—	—	140	140
Rescissions of capital contributions	(10,000)	(45)	—	—	(45)
Net income	—	4,316	788	—	5,104

Balance December 31, 2006	13,560,188	18,550	—	—	18,550
Net loss	—	(250)	—	—	(250)

Balance March 31, 2007	13,560,188	$18,300	$—	$—	$18,300

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net loss	$(250)	$(209)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets	(26)	(37)
Depreciation of operating lease assets	1,017	1,393
Amortization of initial direct costs	3	7
Interest rate swap contracts	—	140
Change in fair value of interest rate swap contracts	(29)	(153)
Provision for (recovery of) doubtful accounts	(4)	4
Changes in operating assets and liabilities:
Accounts receivable	119	(103)
Prepaid expenses and other assets	32	25
Accounts payable, Managing Member	(157)	(66)
Accounts payable, other	(109)	(447)
Accrued interest payable	(14)	(23)
Unearned operating lease income	182	73

Net cash (used in) provided by operating activities	764	604

Investing activities:
Proceeds from sales of lease assets	409	249
Reduction of net investment in direct financing leases	78	243
Purchases and additions to equipment on operating leases	—	(427)

Net cash provided by investing activities	487	65

Financing activities:
Borrowings under acquisition facility	—	6,600
Repayments under acquisition facility	—	(1,000)
Repayments under receivables funding program	—	(4,524)
Repayments of non-recourse debt	(564)	(318)
Distributions to Other Members	(1,304)	(3,087)
Distributions to Managing Member	—	(197)

Net cash used in financing activities	(1,868)	(2,526)

Net decrease in cash and cash equivalents	(617)	(1,857)
Cash and cash equivalents at beginning of period	1,858	2,615

Cash and cash equivalents at end of period	$1,241	$758

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$26

Cash paid during the period for interest	$101	$365

Schedule of non-cash transactions:
Distributions declared to Managing Member at period end	$—	$106

Distributions declared to Other Members at period end	$—	$1,306

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). Total gross contributions in the amount of $135.7 million (13,570,188 Units) were received as of November 30, 2000, $500 of which represented the Initial Member’s capital investment, $100 of which represented AFS’ capital investment and $135.7 million of which represented continuing interest of Other Members. The offering was terminated on November 30, 2000.

As of March 31, 2007, 13,560,188 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current period presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such a concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

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

The Company records all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company recorded its interest rate swap hedging instruments at fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

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

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended March 31, 2007.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2007
Net investment in operating leases	$21,184	$(139)	$(1,017)	$20,028
Net investment in direct financing leases	633	—	(78)	555
Assets held for sale or lease, net	620	(244)	—	376
Initial direct costs, net of accumulated amortization of $233 at March 31, 2007 and $259 at December 31, 2006	15	—	(3)	12

Total	$22,452	$(383)	$(1,098)	$20,971

IDC amortization expense related to leases was approximately $3 thousand and $7 thousand for the three months ended March 31, 2007 and 2006, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $1.0 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. There were no impairment losses recorded for the three months ended March 31, 2007 and 2006.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Transportation, rail	$23,854	$—	$—	$23,854
Containers	20,995	—	(21)	20,974
Natural gas compressors	2,522	—	(84)	2,438
Manufacturing	1,141	—	—	1,141
Transportation, other	7,721	—	—	7,721
Material handling	1,041	—	—	1,041
Other	3,050	—	(366)	2,684

	60,324	—	(471)	59,853
Less accumulated depreciation	(39,140)	(1,017)	332	(39,825)

Total	$21,184	$(1,017)	$(139)	$20,028

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of March 31, 2007, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2007 (in thousands):

March 31, 2007
Total minimum lease payments receivable	$242
Estimated residual values of leased equipment (unguaranteed)	334

Investment in direct financing leases	576
Less unearned income	(21)

Net investment in direct financing leases	$555

At March 31, 2007, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$4,608	$193	$4,801
Year ending December 31, 2008	5,139	49	5,188
2009	2,635	—	2,635
2010	1,274	—	1,274
2011	757	—	757
2012	356	—	356
Thereafter	192	—	192

	$14,961	$242	$15,203

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

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

During the three months ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Asset management fees to Managing Member	$140	$113
Cost reimbursements to Managing Member	679	679

	$819	$792

5. Non-recourse debt:

At March 31, 2007, non-recourse debt consists of notes payable to a financial institution. The notes are due in monthly or semi-annual installments. Interest on the notes is fixed at rates between 4.96% and 6.90%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2007, the carrying value of the pledged assets is $3.2 million. The notes mature from 2008 through 2010. On July 2, 2007, the Company repaid the balance of one of the notes totaling $343 thousand.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2007	$999	$119	$1,118
Year ending December 31, 2008	779	107	886
2009	756	56	812
2010	398	8	406

	$2,932	$290	$3,222

6. Borrowing facilities:

The Company participated with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement was $75 million and was renewed for two years in June 2007. The Company was removed as a party to the agreement on January 31, 2007.

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

As of March 31, 2007, the Company receives or pays interest on a notional principal of approximately $7.0 million on the difference between nominal rates ranging from 4.35% to 7.50% and the variable rate under the Program of 5.76% at March 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. As a result of repayments, the swaps were deemed to be ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps were reclassified into earning in a manner consistent with the earnings pattern of the underlying hedged item. During the three months ended March 31, 2006, the remaining AOCL balance of $140 thousand was charged to earnings (included in interest expense).

Prior to the program’s termination in January 2007, the Company was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Company’s statement of operations. The Company made standby fee payments of $7 thousand during the first three months of 2006. There were no standby fee payments in 2007.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

7. Receivables funding program (continued):

Borrowings under the Program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2007	Notional Balance March 31, 2007	Swap Value March 31, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—
12/21/1999	20,000	—	5,409	(123)	7.41%
12/24/1999	25,000	—	37	—	7.44%
4/17/2000	6,500	—	26	—	7.45%
4/28/2000	1,900	—	—	—
8/3/2000	19,000	—	1,200	(12)	7.50%
10/31/2000	7,500	—	—	—
1/29/2001	8,000	—	—	—
6/1/2001	2,000	—	—	—
9/1/2001	9,000	—	315	3	4.35%
1/31/2002	3,900	—	—	—

	$122,800	$—	$6,987	$(132)

8. Commitments:

As of March 31, 2007, the Company had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

As of March 31, 2007 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2007	2006
Distributions declared	$—	$3,087
Weighted average number of Units outstanding	13,560,188	13,570,188

Weighted average distributions per Unit	$—	$0.23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Resources and Liquidity

The Company commenced its offering of Units on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). As of November 30, 2000, the offering was concluded. Total proceeds of the offering were $135.7 million. The Company’s public offering provided for a total maximum capitalization of $150 million.

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

Throughout the Reinvestment Period, the Company reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members.

The Company participated with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility, (3) a warehouse facility to AFS, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement totals $75 million and expired in June 2007. The availability of borrowings to the Company under the Master Terms Agreement was to be reduced by the amount outstanding on any of the above mentioned facilities. The Company was removed as a party to the agreement on January 31, 2007.

Borrowings under the facility as of March 31, 2007 were as follows:

Total available under the financing facility	$75,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(12,000)

Total remaining available under the acquisition and warehouse facilities	$63,000

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

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders receive liens against the Company’s assets. The lender is in a first position against certain specified assets and will be in either a subordinated or shared position against the remaining assets. The program provides for borrowing at a variable interest rate and requires AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Company to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in January 2002 and fully terminated in January 2007.

In order to maintain the availability of the receivables funding program, the Company was required to make standby payments. These fees totaled $0 and $7 thousand for the three months ended March 31, 2007 and 2006, respectively, and are included in interest expense in the Company’s statement of operations.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to a financial institution. The notes are due in monthly or semi-annual payments. Interest on the notes is fixed at rates between 4.96% and 6.90%. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999.

At March 31, 2007, the Company had no commitments to purchase leased assets.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Activities

During the three months ended March 31, 2007 and 2006, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $764 thousand and $604 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase in cash balances was primarily due to a reduction in payments made against accounts payable and accrued liabilities. Cash inflow related to the reduced payments totaled $247 thousand during the first quarter of 2007 when compared to the same period in 2006. The reduction in payments was primarily due to the timing of inestimable third party vendor invoices.

Investing Activities

During the three months ended March 31, 2007 and 2006, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. Cash provided by investing activities totaled $487 thousand and $65 thousand for the first quarter of 2007 and 2006, respectively. The increase was primarily due to the following: (1) $427 thousand of cash used in 2006 related to capitalized costs of refurbishing rail cars and vessels under operating leases, and (2) a $160 thousand year over year increase in proceeds on sale of lease assets offset by (3) a 2007 decrease of $165 thousand in principal payments of the Company’s investment in direct financing leases.

Financing Activities

During the three months ended March 31, 2007, the Company’s sole financing activity was the repayment of its non-recourse debt. During the three months ended March 31, 2006, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members.

Cash used in financing activities totaled $1.9 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. The higher amount of cash used during the first quarter of 2006 included $5.5 million of debt repayments and $3.2 million of distributions paid to the Managing Member and Other Members offset by $6.6 million in gross borrowings during the period.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Company incurred net losses of $250 thousand and $209 thousand for the three months ended March 31, 2007 and 2006, respectively. Results for the three months ended March 31, 2007 reflects decreases in both total revenues and operating expenses when compared to the three months ended March 31, 2006.

Revenues

Total revenues were $2.3 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues due to continued run-off of the Company’s lease portfolios. Revenues from operating and direct financing leases declined by $138 thousand and $22 thousand, respectively, during the three months ended March 31, 2007 when compared to the same period in 2006.

The Company recorded net gains totaling $26 thousand and $37 thousand on sales of lease assets during the respective first quarters of 2007 and 2006. The majority of the gain in 2007 involved the sale of equipment under operating leases that terminated during the first quarter of 2007.

Expenses

Total expenses were $2.6 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in total expenses was primarily due to declines in depreciation and interest expense, partially offset by an increase in vessel maintenance expense and professional fees.

Depreciation expense totaled $1 million and $1.4 million for the first quarter of 2007 and 2006, respectively. The $376 thousand decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue. Similarly, interest expense decreased by $256 thousand during the first quarter of 2007 when compared to the same period in 2006 as the Company paid down approximately $5.7 million of debt since March 31, 2006.

The decreases in depreciation and interest expense were partially offset by the year over year increases in vessel maintenance expense and professional fees totaling $167 thousand and $131 thousand, respectively. The increase in vessel maintenance expense reflects maintenance costs associated with a leased asset placed in service in March 2006, while the increase in professional fees reflects consulting costs associated with the restatement and audit of the Company’s prior year financial statements.

Other

Other income for the first quarter of 2007 and 2006 was solely comprised of gains on interest rate swap contracts and totaled $29 thousand and $153 thousand for the first quarter of 2007 and 2006, respectively.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

Date: August 14, 2007

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

(Registrant)

By: ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant