Form 10QSB
period 2007-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-08-15
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

JUNE 30, 2007

(in thousands)

(Unaudited)

ASSETS

Cash and cash equivalents	$2,198
Accounts receivable, net of allowance for doubtful accounts of $125	870
Prepaid and other assets	35
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $42,445	19,818

Total assets	$22,921

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$860
Other	492
Accrued interest payable	18
Non-recourse debt	2,716
Interest rate swap contracts	89
Unearned operating lease income	226

Total liabilities	4,401

Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	18,520

Total Members’ capital	18,520

Total liabilities and Members’ capital	$22,921

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$1,987	$2,532	$4,239	$4,922
Direct financing leases	8	27	17	58
Gain (loss) on sales of assets	89	(268)	115	(231)
Interest	20	12	33	25
Other revenue	3	22	6	28

Total revenues	2,107	2,325	4,410	4,802

Expenses:
Depreciation of operating lease assets	1,023	1,389	2,040	2,782
Interest expense	74	229	161	572
Asset management fees to Managing Member	101	136	241	249
Vessel maintenance	124	217	321	247
Railcar maintenance	147	231	274	302
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	4	8	7	15
Professional fees	136	50	389	172
Insurance	24	25	47	49
Provision for (recovery of) doubtful accounts	(2)	25	(6)	29
Taxes on income and franchise fees	257	84	257	109
Other	43	47	103	75

	1,931	2,441	4,513	5,280

Net income (loss) from operations	176	(116)	(103)	(478)
Other income, net	44	108	73	261

Net income (loss)	$220	$(8)	$(30)	$(217)

Net income (loss):
Managing Member	$—	$197	$—	$394
Other Members	220	(205)	(30)	(611)

	$220	$(8)	$(30)	$(217)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$(0.02)	$—	$(0.05)
Weighted average number of Units outstanding	13,560,188	13,570,188	13,560,188	13,570,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Accumulated Other Comprehensive Loss	Total
	Units	Amount
Balance December 31, 2005	13,570,188	$26,622	$—	$(140)	$26,482
Distributions to Other Members ($0.91 per Unit)	—	(12,343)	—	—	(12,343)
Distributions to Managing Member	—	—	(788)	—	(788)
Reclassification for portion of swap liability charged to net loss	—	—	—	140	140
Rescissions of capital contributions	(10,000)	(45)	—	—	(45)
Net income	—	4,316	788	—	5,104

Balance December 31, 2006	13,560,188	18,550	—	—	18,550
Net loss	—	(30)	—	—	(30)

Balance June 30, 2007	13,560,188	$18,520	$—	$—	$18,520

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net income (loss)	$220	$(8)	$(30)	$(217)
Adjustment to reconcile net income (loss) to cash provided by operating activities:

Loss (gain) on sales of assets	(89)	268	(115)	231
Depreciation of operating lease assets	1,023	1,389	2,040	2,782
Amortization of initial direct costs	4	8	7	15
Interest rate swap contracts	—	—	—	140
Change in fair value of interest rate swap contracts	(44)	(108)	(73)	(261)
Provision for doubtful accounts	(2)	25	(6)	29
Changes in operating assets and liabilities:
Accounts receivable	110	(87)	229	(190)
Due From Affiliates	(72)	—	(72)	—
Prepaid expenses and other assets	9	9	41	34
Accounts payable, Managing Member	(56)	(113)	(213)	(179)
Accounts payable, other	(100)	360	(209)	(87)
Accrued interest payable	3	30	(11)	7
Unearned operating lease income	(48)	(161)	134	(88)

Net cash provided by operating activities	958	1,612	1,722	2,216

Investing activities:
Proceeds from sales of lease assets	154	465	563	714
Reduction of net investment in direct financing leases	79	247	157	490
Purchases of equipment on operating leases	(18)	(134)	(18)	(561)

Net cash provided by investing activities	215	578	702	643

Financing activities:
Borrowings under acquisition facility	—	1,500	—	8,100
Repayments under acquisition facility	—	(100)	—	(1,100)
Repayments under receivables funding program	—	—	—	(4,524)
Repayments of non-recourse debt	(216)	—	(780)	(318)
Distributions to Other Members	—	(3,087)	(1,304)	(6,174)
Distributions to Managing Member	—	(197)	—	(394)

Net cash used in financing activities	(216)	(1,884)	(2,084)	(4,410)

Net increase (decrease) in cash and cash equivalents	957	306	340	(1,551)
Cash and cash equivalents at beginning of period	1,241	758	1,858	2,615

Cash and cash equivalents at end of period	$2,198	$1,064	$2,198	$1,064

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$257	$84	$257	$110

Cash paid during the period for interest	$70	$200	$171	$565

Schedule of non-cash transactions:
Distributions declared to Managing Member at period end	$—	$106	$—	$106

Distributions declared to Other Members at period end	$—	$1,306	$—	$1,306

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

As of June 30, 2007, 13,560,188 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the three and six months ended June 30, 2007.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$21,184	$(328)	$(2,039)	$18,817
Net investment in direct financing leases	633	—	(157)	476
Assets held for sale or lease, net	620	(102)	(1)	517
Initial direct costs, net of accumulated amortization of $236 at June 30, 2007 and $259 at December 31, 2006	15	—	(7)	8

Total	$22,452	$(430)	$(2,204)	$19,818

IDC amortization expense related to leases was $4 thousand and $8 thousand for the three months ended June 30, 2007 and 2006, respectively. IDC amortization expense related to leases was $7 thousand and $15 thousand for the six months ended June 30, 2007 and 2006, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1.0 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense on property subject to operating leases and property held for lease or sale was $2.0 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. There were no impairment losses for the three and six months ended June 30, 2007 and 2006.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance June 30, 2007
Transportation, rail	$23,854	$12	$—	$23,866
Containers	20,995	—	(85)	20,910
Natural gas compressors	2,522	—	(163)	2,359
Manufacturing	1,141	—	(600)	541
Transportation, other	7,721	6	—	7,727
Material handling	1,041	—	—	1,041
Other	3,050	—	(750)	2,300

	60,324	18	(1,598)	58,744
Less accumulated depreciation	(39,140)	(2,039)	1,252	(39,927)

Total	$21,184	$(2,021)	$(346)	$18,817

Direct financing leases:

As of June 30, 2007, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2007 (in thousands):

June 30, 2007
Total minimum lease payments receivable	$154
Estimated residual values of leased equipment (unguaranteed)	334

Investment in direct financing leases	488
Less unearned income	(12)

Net investment in direct financing leases	$476

At June 30, 2007, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2007	$3,365	$105	$3,470
Year ending December 31, 2008	5,130	49	5,179
2009	2,633	—	2,633
2010	1,274	—	1,274
2011	757	—	757
2012	356	—	356
Thereafter	192	—	192

	$13,707	$154	$13,861

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

During the three and six months ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Asset management fees to Managing Member	$101	$136	$241	$249
Cost reimbursements to Managing Member	—	—	679	679

	$101	$136	$920	$928

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At June 30, 2007, non-recourse debt consists of notes payable to a financial institution. The notes are due in monthly or semi-annual installments. Interest on the notes is fixed at rates ranging from 4.96% to 6.90%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2007, the carrying value of the pledged assets is $3.0 million. The notes mature from 2008 through 2010. On July 2, 2007, the Company repaid the balance of one of the notes totaling $343 thousand.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2007	$783	84	$867
Year ending December 31, 2008	779	107	886
2009	756	56	812
2010	398	8	406

	$2,716	$255	$2,971

6. Borrowing facilities:

The Company participated with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement, which was originally for $75 million, was to expire in June 2007. However, AFS and its affiliates renewed the arrangement through June 2009. The Company was removed as a party to the agreement on January 31, 2007.

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

As of June 30, 2007, the Company receives or pays interest on a notional principal of $5.9 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and the variable rate under the Program of 5.76% at June 30, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in other income/loss, net. In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps were reclassified into earning in a manner consistent with the earnings pattern of the underlying hedged item. As of June 30, 2007, the Company has no remaining balance in AOCL.

Prior to the program’s termination in January 2007, the Company was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Company’s statement of operations. The Company made standby fee payments of $7 thousand during the first six months of 2006. There were no standby fee payments in 2007.

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2007	Notional Balance June 30, 2007	Swap Value June 30, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—
12/21/1999	20,000	—	4,773	(85)	7.41%
12/24/1999	25,000	—	18	—	7.44%
4/17/2000	6,500	—	18	—	7.45%
4/28/2000	1,900	—	—	—	*
8/3/2000	19,000	—	715	(6)	7.50%
10/31/2000	7,500	—	148	*	7.13%
1/29/2001	8,000	—	—	—
6/1/2001	2,000	—	—	—
9/1/2001	9,000	—	258	2	4.35%
1/31/2002	3,900	—	—	—

	$122,800	$—	$5,930	$(89)

8. Commitments:

As of June 30, 2007, the Company had no commitments to purchase lease assets.

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

10. Members’ capital:

As of June 30, 2007, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$—	$3,087	$—	$6,174
Weighted average number of Units outstanding	13,560,188	13,570,188	13,560,188	13,570,188

Weighted average distributions per Unit	$—	$0.23	$—	$0.45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Borrowings under the facility as of June 30, 2007 were as follows (in thousands):

Total available under the financing facility	$75,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(13,500)

Total remaining available under the acquisition and warehouse facilities	$61,500

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

Prior to the termination of the receivables funding program, the Company was required to make standby payments. These fees totaled $0 and $7 thousand for the six months ended June 30, 2007 and 2006, respectively. The standby payments are included in interest expense in the Company’s statement of operations.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to a financial institution. The notes are due in monthly or semi-annual payments. Interest on the notes is fixed at rates ranging from 4.96% to 6.90%. The note is secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of January 1999.

At June 30, 2007, the Company had no commitments to purchase leased assets.

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

During the three months ended June 30, 2007 and 2006, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $958 thousand and $1.6 million for the second quarter of 2007 and 2006, respectively. The decrease in cash flow was primarily due to (1) the year over year difference in operating results, adjusted for non-cash revenue and expense such as sales on gains of assets and depreciation expense and (2) increased payments made against accounts payable and accrued liabilities partially offset by increased payments received on accounts receivable.

The difference in year over year results, adjusted for non-cash items, reduced cash flow by $462 thousand. The decrease in operating results was primarily due to a decline in operating lease revenue offset by a decrease in interest expense. The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $403 thousand and was caused by the timing of inestimable third party vendor invoices. The aforementioned decreases in cash flow were partially offset by a $125 thousand cash inflow resulting from increased payments received on accounts receivable.

Investing Activities

During the three months ended June 30, 2007 and 2006, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. Cash provided by investing activities totaled $215 thousand and $578 thousand for the three months ended June 30, 2007 and 2006, respectively. The decrease was primarily due to the following: (1) $311 thousand year over year decline in proceeds from sales of lease assets, and (2) a $168 thousand decrease in principal payments received on the Company’s investment in direct financing leases, partially offset by a $116 thousand decline in capitalized costs of refurbishing rail cars and vessels under operating leases.

Financing Activities

During the three months ended June 30, 2007, the Company’s sole financing activity was the repayment of its non-recourse debt. During the three months ended June 30, 2006, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members.

Cash used in financing activities totaled $216 thousand and $1.9 million for the three months ended June 30, 2007 and 2006, respectively. The significantly higher amount of cash used during the first quarter of 2006 was primarily due to $3.1 million of distributions paid to the Other Members and $197 thousand of distributions paid to the Managing Member.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

Operating Activities

During the six months ended June 30, 2007 and 2006, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1.7 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash flow was primarily due to (1) the year over year difference in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments made against accounts payable and accrued liabilities partially offset by (1) increased payments received on accounts receivable and (2) decrease in unearned lease income account balance.

The difference in year over year results, adjusted for non-cash items, reduced cash flow by $896 thousand. The decrease in operating results was primarily due to a decline in operating lease revenue offset by a decrease in interest expense. The increase in payments made against accounts payable and accrued liabilities reduced cash flow by $156 thousand and was caused by the timing of inestimable third party vendor invoices. The decreases in cash flow were partially offset by a $347 thousand cash inflow resulting from increased payments received on accounts receivable and a $222 thousand inflow resulting from the year over year decline in unearned rents.

Investing Activities

During the six months ended June 30, 2007 and 2006, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. Cash provided by investing activities totaled $702 thousand and $643 thousand for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to a $543 thousand year over year decline in capitalized costs of refurbishing rail cars and vessels under operating leases offset by a $333 thousand decrease in principal payments received on the Company’s investment in direct financing leases and a $151 thousand year over year decline in proceeds from sales of lease assets.

Financing Activities

During the six months ended June 30, 2007, the Company’s sole financing activity was the repayment of its non-recourse debt. During the six months ended June 30, 2006, the main source of cash from financing activities has been borrowings on the Company’s various credit facilities. The main uses of cash in financing activities during the same timeframe have been the repayment of debt and distributions to both Managing Member and Other Members.

Cash used in financing activities totaled $2.1 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively. The significantly higher amount of cash used during the first six months of 2006 was primarily due to $6.6 million of distributions paid to the Managing Member and Other Members offset, in part, by net borrowings during the first six months of 2006 totaling $2.2 million.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Company had net income of $220 thousand for the three months ended June 30, 2007 compared to a net loss of $8 thousand for the three months ended June 30, 2006. Results for the three months ended June 30, 2007 reflects decreases in both total revenues and operating expenses when compared to the three months ended June 30, 2006.

Revenues

Total revenues were $2.1 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of a decrease in operating lease revenue partially offset by an increase in gains on sales of lease assets.

Revenues from operating leases for the three months ended June 30, 2007 declined by $545 thousand when compared to the same period in 2006, due to continued run-off of the Company’s lease portfolio. The Company recorded net gains on sales of assets totaling $89 thousand during the second quarter of 2007 compared to net losses of $268 thousand during the second quarter of 2006. A majority of the gain in 2007 involved the sale of equipment under operating leases that terminated in June 2007.

Expenses

Total expenses were $1.9 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively. The quarter over quarter decrease in total expenses was primarily due to (1) $366 thousand decline in depreciation expense, (2) $155 thousand decrease in interest expense, and (3) $93 thousand decline in vessel maintenance expense offset in part by a $173 thousand increase in taxes on income and franchise fees.

The decrease in depreciation expense was primarily due to the run-off of the Company’s lease portfolio, and is consistent with lower operating lease revenue. Interest expense decreased as a result of a $7.3 million decline in outstanding debt balances since June 30, 2006. The decline in vessel maintenance expense was due to the timing of required maintenance on a leased asset placed in service in March 2006.

The aforementioned decreases in expenses were partially offset by an increase in taxes on income and franchise fees due primarily to increased assessments in Pennsylvania, Illinois and New York.

Other

Other income for the first quarter of 2007 and 2006 was solely comprised of gains on interest rate swap contracts and totaled $44 thousand and $108 thousand, respectively.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

The Company incurred net losses of $30 thousand and $217 thousand for the six months ended June 30, 2007 and 2006, respectively. Results for the six months ended June 30, 2007 reflects decreases in both total revenues and operating expenses when compared to the same period in 2006.

Revenues

Total revenues were $4.4 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of decreases in both operating and direct financing lease revenues offset by an increase in gains on sales of lease assets.

Revenues from operating and direct financing leases declined by $683 thousand and $41 thousand, respectively, during the six months ended June 30, 2007 when compared to the same period in 2006. The decrease was due to run-off and disposition of the Company’s lease portfolios. The Company recorded net gains on sales of lease assets totaling $115 thousand during the first six months of 2007 compared to net losses of $231 thousand during the first six months of 2006. A majority of the gain in 2007 involved the sale of equipment under operating leases that terminated during the second quarter of 2007.

Expenses

Total expenses were $4.5 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. The year over year decrease in total expenses was primarily due to decreases in depreciation and interest expense offset by increases in professional fees and taxes on income and franchise fees.

Depreciation expense for the six months ended June 30, 2007 declined by $742 thousand when compared to the same period in 2006. The decrease was primarily due to the run-off of the Company’s lease portfolio. Interest expense decreased by $411 thousand as a result of a $7.3 million decline in outstanding debt balances since June 30, 2006.

The above decreases in expenses were partially offset by an increase in taxes on income and franchise fees due primarily to higher year over year assessments in Pennsylvania, Illinois and New York.

Other

Other income for the six months ended June 30, 2007 and 2006 was solely comprised of gains on interest rate swap contracts and totaled $73 thousand and $261 thousand, respectively.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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