Form 10QSB
period 2007-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2007-11-13
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________

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

The number of Limited Liability Company Units outstanding as of October 31, 2007: 13,560,188

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

SEPTEMBER 30, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$2,078
Accounts receivable, net of allowance for doubtful accounts of $140	750
Prepaid expenses and other assets	15
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $41,787	18,187

Total assets	$21,030

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$694
Other	495
Accrued interest payable	9
Non-recourse debt	2,155
Interest rate swap contracts	98
Unearned operating lease income	309

Total liabilities	3,760

Commitments and contingencies	—
Members’ capital:
Managing Member	—
Other Members	17,270

Total Members’ capital	17,270

Total liabilities and Members’ capital	$21,030

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Leasing activities:
Operating leases	$1,852	$2,630	$6,091	$7,552
Direct financing leases	6	19	23	77
Gain (loss) on sales of assets	47	47	162	(184)
Interest	25	12	58	37
Other revenue	29	2	35	30

Total revenues	1,959	2,710	6,369	7,512

Expenses:
Depreciation of operating lease assets	1,015	1,146	3,055	3,928
Provision for losses and impairments	220	—	220	—
Interest expense	61	203	222	775
Asset management fees to Managing Member	—	135	241	384
Vessel maintenance	122	226	443	473
Railcar maintenance	144	221	418	523
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	3	5	10	20
Professional fees	82	329	471	501
Insurance	20	23	67	72
Provision for doubtful accounts	16	26	10	55
Taxes on income and franchise fees	32	—	289	109
Other	20	104	123	179

	1,735	2,418	6,248	7,698

Net income (loss) from operations	224	292	121	(186)
Other (loss) income, net	(8)	(6)	65	255

Net income	$216	$286	$186	$69

Net income (loss):
Managing Member	$110	$197	$110	$591
Other Members	106	89	76	(522)

	$216	$286	$186	$69

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$0.01	$0.01	$(0.04)
Weighted average number of Units outstanding	13,560,188	13,566,492	13,560,188	13,568,943

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing	Accumulated Other Comprehensive
	Units	Amount	Member	Loss	Total
Balance December 31, 2005	13,570,188	$26,622	$—	$(140)	$26,482
Distributions to Other Members ($0.91 per Unit)	—	(12,343)	—	—	(12,343)
Distributions to Managing Member	—	—	(788)	—	(788)
Reclassification for portion of swap liability charged to net loss	—	—	—	140	140
Rescissions of capital contributions	(10,000)	(45)	—	—	(45)
Net income	—	4,316	788	—	5,104

Balance December 31, 2006	13,560,188	18,550	—	—	18,550
Distributions to Other Members ($0.10 per Unit)	—	(1,356)	—	—	(1,356)
Distributions to Managing Member	—	—	(110)	—	(110)
Net income	—	76	110	—	186

Balance September 30, 2007	13,560,188	$17,270	$—	$—	$17,270

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net income	$216	$286	$186	$69
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	(47)	(47)	(162)	184
Depreciation of operating lease assets	1,015	1,146	3,055	3,928
Amortization of initial direct costs	3	5	10	20
Interest rate swap contracts	—	—	—	140
Change in fair value of interest rate swap contracts	9	6	(64)	(255)
Provision for doubtful accounts	16	26	10	55
Provision for losses and impairments	220	—	220	—
Changes in operating assets and liabilities:
Accounts receivable	104	109	261	(81)
Prepaid expenses and other assets	20	(33)	61	1
Accounts payable, Managing Member	(83)	659	(296)	480
Accounts payable, accrued distributions to Other Members	—	(1)	—	(1)
Accounts payable, other	3	24	(206)	(63)
Accrued interest payable	(9)	(25)	(20)	(18)
Unearned operating lease income	83	258	217	170

Net cash provided by operating activities	1,550	2,413	3,272	4,629

Investing activities:
Proceeds from sales of lease assets	364	2,747	927	3,461
Reduction of net investment in direct financing leases	64	192	221	682
Purchases of equipment on operating leases	12	(237)	(6)	(798)

Net cash provided by investing activities	440	2,702	1,142	3,345

Financing activities:
Borrowings under acquisition facility	—	500	—	8,600
Repayments under acquisition facility	—	(1,500)	—	(2,600)
Repayments under receivables funding program	—	—	—	(4,524)
Repayments of non-recourse debt	(561)	(326)	(1,341)	(644)
Rescissions of capital contributions	—	(45)	—	(45)
Distributions to Other Members	(1,356)	(3,085)	(2,660)	(9,259)
Distributions to Managing Member	(193)	(197)	(193)	(591)

Net cash used in by financing activities	(2,110)	(4,653)	(4,194)	(9,063)

Net (decrease) increase in cash and cash equivalents	(120)	462	220	(1,089)
Cash and cash equivalents at beginning of period	2,198	1,064	1,858	2,615

Cash and cash equivalents at end of period	$2,078	$1,526	$2,078	$1,526

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$18	$98	$275	$110

Cash paid during the period for interest	$71	$226	$242	$792

Schedule of non-cash transactions:
Distributions accrued to Managing Member at period end	$—	$83	$—	$83

Distributions accrued to Other Members at period end	$—	$1,304	$—	$1,304

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

As of September 30, 2007, 13,560,188 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2006 and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

The Company is in its liquidation phase as defined in its Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. Currently, 100% of the Company’s operating revenues are from customers domiciled in North America.

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

The Company records all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company recorded its interest rate swap hedging instruments at fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of SFAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the three and nine months ended September 30, 2007.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$21,184	$(547)	$(3,054)	$17,583
Net investment in direct financing leases	633	—	(221)	412
Assets held for sale or lease, net	620	(432)	(1)	187
Initial direct costs, net of accumulated amortization of $239 at September 30, 2007 and $259 at December 31, 2006	15	—	(10)	5

Total	$22,452	$(979)	$(3,286)	$18,187

IDC amortization expense related to leases was $3 thousand and $5 thousand for the three months ended September 30, 2007 and 2006, respectively. IDC amortization expense related to leases was $10 thousand and $20 thousand for the nine months ended September 30, 2007 and 2006, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense on property subject to operating leases and property held for lease or sale was $1.0 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense on property subject to operating leases and property held for lease or sale was $3.1 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Company established a $220 thousand reserve for impairment losses on lease assets. There were no impairment losses for the three and nine months ended September 30, 2006.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Transportation, rail	$23,854	$—	$—	$23,854
Containers	20,995	—	(42)	20,953
Natural gas compressors	2,522	—	(188)	2,334
Manufacturing	1,141	—	(600)	541
Transportation, other	7,721	6	—	7,727
Material handling	1,041	—	—	1,041
Other	3,050	—	(750)	2,300

	60,324	6	(1,580)	58,750
Less: accumulated depreciation	(39,140)	(3,054)	1,027	(41,167)

Total	$21,184	$(3,048)	$(553)	$17,583

Direct financing leases:

As of September 30, 2007, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2007 (in thousands):

Total minimum lease payments receivable	$85
Estimated residual values of leased equipment (unguaranteed)	334

Investment in direct financing leases	419
Less unearned income	(7)

Net investment in direct financing leases	$412

At September 30, 2007, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2007	$1,497	$36	$1,533
Year ending December 31, 2008	5,136	49	5,185
2009	2,634	—	2,634
2010	1,274	—	1,274
2011	761	—	761
2012	358	—	358
Thereafter	193	—	193

	$11,853	$85	$11,938

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

During the three and nine months ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Asset management fees to Managing Member	$—	$135	$241	$384
Cost reimbursements to Managing Member	—	—	679	679

	$—	$135	$920	$1,063

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At September 30, 2007, non-recourse debt consists of notes payable to a financial institution. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 6.90% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2007, the carrying value of the pledged assets is $1.2 million. The notes mature from 2008 through 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2007	$222	$37	$259
Year ending December 31, 2008	779	107	886
2009	756	56	812
2010	398	8	406

	$2,155	$208	$2,363

6. Borrowing facilities:

The Company participated with AFS and certain of its affiliates, as defined in the Operating Agreement, in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Company and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The financial arrangement, which was originally for $75 million, expired in June 2007. AFS and its affiliates renewed the financial arrangement through June 2009. The Company was removed as a party to the Master Terms Agreement on January 31, 2007.

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

As of September 30, 2007, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $4.8 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and variable rates ranging from 5.39% to 5.49% at September 30, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in “other income/loss, net.” In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps were reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item. As of September 30, 2007, the Company has no remaining balance in AOCL.

Prior to the program’s termination in January 2007, the Company was required to make payments of standby fees in order to maintain the availability of the program. These fees were included in interest expense in the Company’s statement of operations. The Company made standby fee payments of $7 thousand during the first nine months of 2006. There were no standby fee payments in 2007.

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2007	Notional Balance September 30, 2007	Swap Value September 30, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	6.84%
12/21/1999	20,000	—	4,126	(94)	7.41%
12/24/1999	25,000	—	—	—	7.44%
4/17/2000	6,500	—	10	—	7.45%
4/28/2000	1,900	—	—	—	7.72%
8/3/2000	19,000	—	431	(5)	7.50%
10/31/2000	7,500	—	—	—	7.13%
1/29/2001	8,000	—	—	—	5.91%
6/1/2001	2,000	—	—	—	5.04%
9/1/2001	9,000	—	201	1	4.35%
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$4,768	$(98)

8. Commitments:

As of September 30, 2007, the Company had no commitments to purchase lease assets.

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

10. Members’ capital:

As of September 30, 2007, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions to the Other Members were as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$1,356	$3,085	$1,356	$9,259
Weighted average number of Units outstanding	13,560,188	13,566,492	13,560,188	13,568,943

Weighted average distributions per Unit	$0.10	$0.23	$0.10	$0.68

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

ATEL Capital Equipment Fund VIII, LLC (the “Company”) is a California limited liability company that was formed in July 1998 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in November 2000. During early 2001, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment.

The Company may continue until December 31, 2019. However, pursuant to the guidelines of the Operating Agreement, the Company began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2006.

As of September 30, 2007, the Company remained in its liquidation phase and as expected, assets that mature are returned to inventory and most are subsequently sold, resulting in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Capital Resources and Liquidity

The Company commenced its offering of Units on December 7, 1998. On January 13, 1999, the Company commenced operations in its primary business (leasing activities). As of November 30, 2000, the offering was concluded. Total proceeds of the offering were $135.7 million. The Company’s public offering provided for a total maximum capitalization of $150 million.

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Throughout the Reinvestment Period, which ended December 31, 2006, the Company reinvested a portion of lease payments from assets owned in new leasing transactions. Such reinvestment occurred only after the payment of all current obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Other Members.

The Company participated with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”). The Master Terms Agreement is comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and a (3) a warehouse facility to AFS, the Company and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement, which originally totaled $75 million, expired in June 2007 and was renewed by AFS and its affiliates through June 2009. The availability of borrowings to the Company under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. The Company was removed as a party to the Master Terms Agreement on January 31, 2007.

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

In 1999, the Company established a $40 million receivables funding program (which was subsequently increased to a maximum of $125 million) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. In this receivables funding program, the lenders received liens against the Company’s assets. The lender was in a first position against certain specified assets and was in either a subordinated or shared position against the remaining assets. The program provided for borrowing at a variable interest rate and required AFS, on behalf of the Company, to enter into interest rate swap agreements with certain hedge counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable interest rate note. The receivables funding program allowed the Company to have a more cost effective means of obtaining debt financing than available for individual, non-recourse debt transactions. The receivables funding program expired as to new borrowings in January 2002 and was fully terminated in January 2007.

As of September 30, 2007, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $4.8 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and variable rates ranging from 5.39% to 5.49% at September 30, 2007. At September 30, 2007, the fair value of the interest rate swaps totaled $98 thousand and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Prior to the termination of the receivables funding program, the Company was required to make standby payments. These fees totaled $7 thousand for the first nine months of 2006. There were no fees paid in 2007. The standby payments are included in interest expense in the Company’s statement of operations.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing is non-committed and consists of notes payable to a financial institution. The notes are due in monthly payments. Interest on the notes is at a fixed rate of 6.90% per annum. The notes are secured by assignments of lease payments and pledges of assets.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

At September 30, 2007, the Company had no commitments to purchase leased assets. Pursuant to the Operating agreement, the Company will no longer purchase any new leased assets.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

During the three months ended September 30, 2007 and 2006, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $1.6 million and $2.4 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in cash flow was primarily due to increased payments made against accounts payable and accrued liabilities and decreased unearned lease income.

The increased payment made against accounts payable and accrued liabilities reduced cash flow by $762 thousand during the three months ended September 30, 2007 when compared to the same period in 2006, and was due to payment of deferred costs due to the Managing Member. Similarly, the decline in unearned rents received reduced cash flow by $175 thousand.

Investing Activities

During the three months ended September 30, 2007 and 2006, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. Net cash provided by investing activities totaled $440 thousand and $2.7 million for the three months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to the following: (1) $2.4 million quarter over quarter decline in proceeds from sales of lease assets, and (2) a $128 thousand decrease in principal payments received on the Company’s investment in direct financing leases, partially offset by a $249 thousand decline in capitalized costs of refurbishing rail cars and vessels under operating leases.

The quarter over quarter decrease in proceeds from sales of lease assets was primarily due to a decline in terminating lease assets that were subsequently sold during the three months ended September 30, 2007 when compared to the same period in 2006. The decrease in principal payments received on the Company’s investment in direct financing leases was attributable to run-off of the Company’s direct finance lease portfolio.

Financing Activities

During the three months ended September 30, 2007 and 2006, the main uses of cash in financing activities have been the payment of distributions to both Managing Member and Other Members and repayment of debt.

Net cash used in financing activities totaled $2.1 million and $4.7 million the three months ended September 30, 2007 and 2006, respectively. The significantly lower amount of cash used during the third quarter of 2007 was primarily due to a $1.7 million decrease in distributions paid to Other Members combined with a $765 thousand decrease in net repayments made on the Company’s outstanding debt.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

During the nine months ended September 30, 2007 and 2006, the Company’s primary source of cash from operations was rents from operating leases. In addition, the Company’s cash flows are impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $3.3 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash flow was primarily due to (1) increased payments made against accounts payable and accrued liabilities, and (2) the period over period change in operating results, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, partially offset by increased payments received on accounts receivable.

The increased payments made against accounts payable and accrued liabilities reduced cash flow by $918 thousand during the nine months ended September 30, 2007 when compared to the same period in 2006, and was due to payment of deferred costs due to the Managing Member. The change in period over period results, adjusted for non-cash items, reduced cash flow by $886 thousand. The decrease in operating results was primarily due to the decline in operating lease revenue. The aforementioned decreases in cash flow were partially offset by a $342 thousand increase in cash resulting from increased payments received on accounts receivable.

Investing Activities

During the nine months ended September 30, 2007 and 2006, the main sources of cash flow from investing activities were proceeds from sales of lease assets and payments received on the Company’s investment in direct financing leases. Net cash provided by investing activities totaled $1.1 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to the following: (1) $2.5 million period over period decline in proceeds from sales of lease assets, and (2) a $461 thousand decrease in principal payments received on the Company’s investment in direct financing leases, partially offset by a $792 thousand decline in capitalized costs of refurbishing rail cars and vessels under operating leases. The decrease in proceeds from sales of lease assets was primarily due to a decline in terminating lease assets that were subsequently sold during the nine months ended September 30, 2007 when compared to the same period in 2006, while the decrease in principal payments received on the Company’s investment in direct financing leases was attributable to run-off of the Company’s direct finance lease portfolio.

Financing Activities

During the nine months ended September 30, 2007 and 2006, the main uses of cash in financing activities have been the payment of distributions to both Managing Member and Other Members and the repayment of debt.

Cash used in financing activities totaled $4.2 million and $9.1 million for the nine months ended September 30, 2007 and 2006, respectively. The significantly lower amount of cash used during the nine months ended September 30, 2007 was primarily due to a $7.0 million decrease in distributions paid to the Managing Member and Other Members offset, in part, by a $2.2 million decline in net borrowings.

Results of Operations

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Company had net income of $216 thousand and $286 thousand for the three months ended September 30, 2007 and 2006, respectively. Results for the three months ended September 30, 2007 reflect decreases in both total revenues and operating expenses when compared to the three months ended September 30, 2006.

Revenues

Total revenues were $2.0 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of a decrease in operating lease revenue.

Revenues from operating leases for the three months ended September 30, 2007 declined by $778 thousand when compared to the same period in 2006, due to continued run-off of the Company’s lease portfolio.

Expenses

Total expenses were $1.7 million and $2.4 million for the three months ended September 30, 2007 and 2006, respectively. The quarter over quarter decrease in total expenses was primarily due to (1) $247 thousand decline in professional fees, (2) $181 thousand decrease in vessel and railcar maintenance costs, (3) $135 thousand decrease in management fees to AFS, (4) $142 thousand decrease in interest expense, and (5) $131 thousand decrease in depreciation expense offset, in part, by a $220 thousand increase in provision for impairment.

The decrease in professional fees was primarily a result of the decline in costs associated with the audit and restatement of the Partnership’s prior year financial statements which was largely completed during the second quarter of 2007. Maintenance costs decreased due to the timing of required maintenance on railcars and a leased vessel placed in service in September 2006, while management fees paid to AFS decreased due to the continued decline in assets under management.

Interest expense decreased as a result of a $6.5 million decline in outstanding debt since September 30, 2006; whereas depreciation expense declined due to the continued run-of of the Company’s lease portfolio.

Other

Other loss recorded during the three months ended September 30, 2007 and 2006 was solely comprised of losses on interest rate swap contracts and totaled $8 thousand and $6 thousand, respectively.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

The Company had net income of $186 thousand and $69 thousand for the nine months ended September 30, 2007 and 2006, respectively. Results for the nine months ended September 30, 2007 reflects decreases in both total revenues and operating expenses when compared to the same period in 2006.

Revenues

Total revenues were $6.4 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. The net decline in total revenues was primarily a result of a decrease in operating lease revenue offset, in part, by an increase in gains on sales of lease assets.

Operating lease revenue declined by $1.4 million during the nine months ended September 30, 2007 when compared to the same period in 2006 due to run-off and disposition of the Company’s lease assets.

Partially offsetting the decrease in operating lease revenue was a $346 thousand favorable change in gains or losses recognized on the sale of lease assets. Gains or losses on sale of lease assets represent the excess between the market value and the recorded value of equipment under leases that terminate and are subsequently sold. Accordingly, higher market values associated with assets sold during 2007 when compared to assets sold during the same period in 2006 resulted in net gains totaling $162 thousand for the nine months ended September 30, 2007 versus net losses totaling $184 thousand for the same period in 2006.

Expenses

Total expenses were $6.2 million and $7.7 million for the nine months ended September 30, 2007 and 2006, respectively. The period over period decrease in total expenses was primarily due to decreases in (1) depreciation expense, (2) interest expense, and (3) management fees paid to the Managing Member offset, in part, by increases in the provision for impairment losses and taxes on income and franchise fees.

Depreciation expense for the nine months ended September 30, 2007 declined by $873 thousand when compared to the same period in 2006. The decrease was primarily due to the run-off of the Company’s lease portfolio. Interest expense decreased by $553 thousand as a result of a $6.5 million decline in outstanding debt balances since September 30, 2006. Also during the first nine months of 2007, management fees paid to the Managing Member decreased by $143 thousand as a result of the decline in assets under management.

The above decreases in expenses were partially offset by increases of $220 thousand in the provision for impairment losses, and $180 thousand in taxes on income and franchise fees due primarily to higher period over period assessments in Pennsylvania, Illinois and New York.

Other

Other income for the nine months ended September 30, 2007 and 2006 was solely comprised of gains on interest rate swap contracts and totaled $65 thousand and $255 thousand, respectively.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Company is current with its regulatory filings since the timely filing of its Form 10-QSB for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

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

Date: November 9, 2007

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

(Registrant)

By:	ATEL Financial Services LLC

Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of
Managing Member
By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant