Form 10KSB
period 2007-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2008-03-26
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the issuer’s revenues for the most recent fiscal year: $9.3 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of February 29, 2008 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☑

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000.

As of December 31, 2007, 13,560,188 Units were issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2006, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction will be determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. As of December 31, 2007, all such equipment acquisition debt had been repaid.

Narrative Description of Business

The Company has acquired various types of equipment and to lease such equipment pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. Guidelines provided by the offering indicated that a majority of the aggregate purchase price of equipment will represent equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment will be invested in equipment acquired from a single manufacturer.

The Company has purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase.

From inception through December 31, 2007, the Company had purchased equipment with a total acquisition price of $247.3 million.

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

During 2007 and 2006, certain lessees generated significant portions of the Company’s operating lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Exsif Worldwide Inc.	Containers	29%	34%
Hornbeck Offshore Operations LLC (Formerly Sea Mar)	Marine Vessel	16%	11%
Bartlett Grain Company, L.P.	Railcars	14%	14%

These percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Company to keep the equipment leased and/or operating and the terms of the reinvestments, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as raw material costs to manufacture equipment as well as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS sought to limit the amount invested in equipment to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the Reinvestment Period.

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities - The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2007 and the industries to which the assets have been leased (in thousands).

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,311	24.38%
Transportation, other	47,259	19.11%
Manufacturing	44,049	17.81%
Aircraft	38,535	15.58%
Gas compressors	13,848	5.60%
Material handling	11,018	4.45%
Point of sale / office automation	8,678	3.51%
Storage tanks	6,712	2.71%
Marine vessels	4,744	1.92%
Other	12,187	4.93%

	$247,341	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,311	24.38%
Transportation, air	38,535	15.58%
Manufacturing, other	34,890	14.11%
Transportation, other	27,538	11.14%
Transportation, containers	21,229	8.58%
Manufacturing, electronics	20,901	8.45%
Retail	18,056	7.30%
Natural gas	13,848	5.60%
Other	12,033	4.86%

	$247,341	100.00%

Through December 31, 2007, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Manufacturing	$46,288	$19,970	$47,061
Aircraft	38,535	8,667	16,856
Transportation, rail	36,337	27,000	14,900
Transportation, other	24,179	7,958	22,651
Point of sale / office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	6,903	6,851	1,219
Material handling	6,845	2,016	6,559
Gas compressors	2,522	506	2,794
Other	10,032	3,493	11,720

	$194,585	$85,409	$134,687

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which will acquire leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2007, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Company’s geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2007, a total of 3,376 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2007. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of January 1, 2008. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2007 the value of the Company’s assets, calculated on this basis, was approximately $2.25 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

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

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were declared in July and December 2007, and were paid in August 2007 and January 2008. The cumulative rate for distributions from 2007 operations was $0.58 per Unit.

The rate for monthly distributions from 2006 operations was $0.0758 per Unit for January through December. The distributions were paid in February through December 2006 and in January 2007. The rate for quarterly distribution paid in April, July and October 2006 and in January 2007 was $0.2275 per Unit. Distributions were from 2006 cash flows from operations.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2007	2006
Net income per Unit, based on weighted average Unit outstanding	$0.06	$0.32
Return of investment	0.52	0.59

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.58	0.91
Differences due to timing of distributions	(0.48)	—

Actual distributions paid per Unit	$0.10	$0.91

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL Capital Equipment Fund VIII, LLC (the “Company”) is a California limited liability company that was formed in July 1998 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in November 2000. During early 2001, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment.

The Company may continue until December 31, 2019. However, pursuant to the guidelines of the Operating Agreement, the Company began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2006.

As of December 31, 2007, the Company remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from a diversified group of lessees for fixed term leases with fixed rental amounts. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in re-leasing or selling the equipment as it comes off lease.

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

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Company participated with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and a (3) a warehouse facility to AFS, the Company and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement, which originally totaled $75 million and expired on June 28, 2007, was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The availability of borrowings to the Company under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. The Company was removed as a party to the Master Terms Agreement on January 31, 2007.

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

As of December 31, 2007, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $3.9 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 4.57% at December 31, 2007. At December 31, 2007, the fair value of the interest rate swaps totaled $91 thousand and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to a financial institution. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 6.90% per annum. The notes are secured by an assignment of lease payments and pledges of assets. At December 31, 2007, the carrying value of the pledged assets is $1.1 million. The notes mature through 2010.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. See Items 5 and 6 for additional information regarding distributions.

At December 31, 2007, the Company had no commitments to purchase leased assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new leased assets.

Cash Flows

2007 vs. 2006

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities decreased by $175 thousand, or 3%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash flow was primarily attributable to increased payments made against accounts payable and accrued liabilities offset, in part, by increases in payments received on accounts receivable and in unearned lease income.

Increased payments made against accounts payable and accrued liabilities reduced cash flow by $486 thousand and was primarily a result of 2006 accruals related to distributions to the Managing Member and to maintenance costs paid in 2007.

Offsetting the above noted decrease in cash flow were increases of $215 thousand and $127 thousand resulting from increases in payments received on accounts receivable and unearned lease income, respectively. Payment received on accounts receivable increased primarily as a result of 2006 billings paid in 2007, while unearned lease income increased mainly due to a decrease in unearned rents realized in 2007, as compared to 2006.

Investing Activities

Net cash provided by investing activities decreased by $9.3 million, or 82%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash flow was primarily a result of a $9.6 million reduction in net proceeds from sales of lease assets, attributable to 2006 sales proceeds from the sale of railcars to a major railway customer, and an end of term residual position on a direct finance lease totaling $5.7 million and $1.7 million, respectively.

Financing Activities

Net cash used in financing activities declined by $13.1 million, or 75%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash used (net increase in cash flow) was primarily due to a $9.7 million year over year decline in distributions paid to Other Members, and a $2.8 million decline in net cash used to repay debt.

Results of Operations

On January 13, 1999, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and lending activities)

As of December 31, 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

Transportation, rail	45%
Transportation, containers	40%

During 2007 and 2006, certain lessees generated significant portions of the Company’s operating lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
Exsif Worldwide Inc.	Containers	29%	34%
Hornbeck Offshore Operations LLC (Formerly Sea Mar)	Marine Vessel	16%	11%
Bartlett Grain Company, L.P.	Railcars	14%	14%

These percentages are not expected to be comparable in future periods due to changes in the mix of investments and/or lessees resulting from liquidation phase activity.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, capital contributed or number of investors depending upon the nature of the cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $965 thousand.

2007 versus 2006

The Company had net income of $1.5 million and $5.1 million for the years ended December 31, 2007 and 2006, respectively. The results for 2007 reflect a reduction in total revenues offset, in part, by a decline in operating expenses when compared to 2006.

Revenues

Total revenues for 2007 declined by $5.3 million, or 36%, as compared to 2006. The net reduction in total revenues was primarily a result of decreases in net gain of sales of assets and operating lease revenue totaling $4.1 million and $1.2 million, respectively.

The year over year decrease in net gain on sales of lease assets was primarily due to gains of $3.5 million and $1.0 million recognized in 2006 related to the sale of railcars to a major railway customer and an end of term residual position on a direct finance lease. The decline in operating lease revenue was mainly attributable to run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for 2007 decreased by $1.9 million, or 20%, as compared to 2006. The net increase in total expenses was mainly due to decreases in depreciation and interest expenses, asset management fees and provision for doubtful accounts offset, in part, by an increase in impairment loss provision.

The year over year decline in depreciation expense totaled $858 thousand and was primarily due to run-off of the Company’s lease portfolio and sales of lease assets. Interest expense decreased by $598 thousand as a result of continued paydown of the Company’s outstanding debt balances.

In addition, management fees paid to the Managing Member and the provision for doubtful accounts decreased by $248 thousand and $155 thousand, respectively. The decrease in management fees paid to AFS is attributable to the continued decline in assets under management during the Fund’s liquidation phase; while the decline to the provision for doubtful accounts reflects an adjustment made to reduce the reserve as payments were received on previously reserved delinquent invoices.

The above decreases in expenses were partially offset by a $290 thousand impairment loss provision established during 2007 for certain impaired railcars.

Other

Other income, net was solely comprised of net gains on interest rate swap contracts and totaled $71 thousand and $304 thousand for the years ended December 31, 2007 and 2006, respectively,

Derivative Financial Instruments

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new accounting and reporting standards for derivative instruments. SFAS No. 133 has been amended by SFAS No. 137, issued in June 1999, by SFAS No. 138, issued in June 2000 and by SFAS No. 149, issued in June 2003.

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

The Company records interest rate swap hedging instruments at fair value in the balance sheet and recognized the offsetting gains or losses in net income or other comprehensive income, as appropriate. See Note 9 to the financial statements, Receivables funding program, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases; the needs of the lessees and the terms to be negotiated, but initial leases are generally from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2007, and the related statements of income, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 25, 2008

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEET

DECEMBER 31, 2007

(In Thousands)

ASSETS
Cash and cash equivalents	$4,709
Accounts receivable, net of allowance for doubtful accounts of $38	941
Prepaid expenses and other assets	15
Investments in equipment and leases, net of accumulated depreciation, amortization and impairment loss reserve of $37,865	16,281

Total assets	$21,946

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,247
Accrued distributions to Other Members	6,448
Other	525
Accrued interest payable	6
Non-recourse debt	1,932
Interest rate swap contracts	91
Unearned operating lease income	99

Total liabilities	10,348

Commitments and contingencies
Members’ capital:
Managing Member	—
Other Members	11,598

Total Members’ capital	11,598

Total liabilities and Members’ capital	$21,946

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Leasing activities:
Operating leases	$8,879	$10,045
Direct financing leases	27	88
Gain on sales of assets	226	4,370
Interest	91	47
Other revenue	39	32

Total revenues	9,262	14,582

Expenses:
Depreciation of operating lease assets	4,098	4,956
Provision for losses and impairments	290	—
Interest expense	281	879
Asset management fees to Managing Member	258	506
Vessel maintenance	700	686
Railcar maintenance	527	681
Cost reimbursements to Managing Member	679	679
Amortization of initial direct costs	12	24
Professional fees	547	661
Insurance	84	96
Provision for doubtful accounts	(93)	62
Taxes on income and franchise fees	239	293
Other	227	259

	7,849	9,782

Net income from operations	1,413	4,800
Other income, net	71	304

Net income	$1,484	$5,104

Net income:
Managing Member	$633	$788
Other Members	851	4,316

	$1,484	$5,104

Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.32
Weighted average number of Units outstanding	13,560,188	13,566,736

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing	Accumulated Other Comprehensive
	Units	Amount	Member	Loss	Total
Balance December 31, 2005	13,570,188	$26,622	$—	$(140)	$26,482
Distributions to Other Members ($0.91 per Unit)	—	(12,343)	—	—	(12,343)
Distributions to Managing Member	—	—	(788)	—	(788)
Reclassification for portion of swap liability charged to net loss	—	—	—	140	140
Rescissions of capital contributions	(10,000)	(45)	—	—	(45)
Net income	—	4,316	788	—	5,104

Balance December 31, 2006	13,560,188	18,550	—	—	18,550
Distributions to Other Members ($0.58 per Unit)	—	(7,803)	—	—	(7,803)
Distributions to Managing Member	—	—	(633)	—	(633)
Net income	—	851	633	—	1,484

Balance December 31, 2007	13,560,188	$11,598	$—	$—	$11,598

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net income	$1,484	$5,104
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(226)	(4,370)
Depreciation of operating lease assets	4,098	4,956
Amortization of initial direct costs	12	24
Interest rate swap contracts	—	140
Change in fair value of interest rate swap contracts	(71)	(304)
Provision for doubtful accounts	(93)	62
Provision for losses and impairments	290	—
Changes in operating assets and liabilities:
Accounts receivable and due from affiliates	173	(42)
Prepaid expenses and other assets	61	(17)
Accounts payable, Managing Member	(266)	54
Accounts payable, other	(176)	(10)
Accrued interest payable	(23)	(32)
Unearned operating lease income	7	(120)

Net cash provided by operating activities	5,270	5,445

Investing activities:
Proceeds from sales of lease assets	1,749	11,360
Reduction of net investment in direct financing leases	254	759
Purchases of equipment on operating leases	(6)	(795)

Net cash provided by investing activities	1,997	11,324

Financing activities:
Borrowings under acquisition facility	—	9,600
Repayments under acquisition facility	—	(11,600)
Repayments under receivables funding program	—	(4,524)
Proceeds of non-recourse debt	—	2,870
Repayments of non-recourse debt	(1,564)	(696)
Rescissions of capital contributions	—	(45)
Distributions to Other Members	(2,659)	(12,343)
Distributions to Managing Member	(193)	(788)

Net cash used in financing activities	(4,416)	(17,526)

Net increase (decrease) in cash and cash equivalents	2,851	(757)
Cash and cash equivalents at beginning of year	1,858	2,615

Cash and cash equivalents at end of year	$4,709	$1,858

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$295	$293

Cash paid during the year for interest	$305	$910

Schedule of non-cash transactions:
Distributions declared to Managing Member at year end	$523	$83

Distributions declared to Other Members at year end	$6,448	$1,304

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000.

As of December 31, 2007, 13,560,188 Units were issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2006 and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

The Company is in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2007 and the related statements of operations, changes in members’ capital, and cash flows for each of the two years ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s chief operating decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

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

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption on January 1, 2001, the Company recorded its interest rate swap hedging instruments at fair value in the balance sheet, designated the interest rate swaps as cash flow hedges, and recognized the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Such interest rate swaps are linked to and adjust effectively the interest rate sensitivity of specific long-term debt.

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See Note 9, Receivables funding program, for further information regarding interest rate swaps.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2007 and 2006, the related provision for state income taxes was approximately $239 thousand and $293 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2007 (in thousands).

Financial statement basis of net assets	$11,598
Tax basis of net assets (unaudited)	10,129

Difference	$1,469

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

The following reconciles the net income reported in these financial statements to the net income reported on the Company’s federal tax returns (unaudited) for the years ended December 31 (in thousands):

	2007	2006
Net income per financial statements	$1,484	$5,104
Tax adjustments (unaudited):
Adjustment to depreciation expense	212	1,667
Provision for losses and doubtful accounts	290	793
Adjustments to lease revenues	187	4,904
Other	(1,982)	—

Net income per federal tax return (unaudited)	$191	$12,468

Other income (loss), net:

Other income (loss) is comprised of fair value adjustments on interest rate swap contracts.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2007, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Transportation, rail	45%
Transportation, containers	40%

Three customers comprised 59% of the Company’s revenues from leases for both years ended December 31, 2007 and 2006.

4. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following (see Note 5 for further discussion on impairment loss) (in thousands):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts
Balance December 31, 2005	$1,274	$68
Provision	—	63
Charge offs	(612)	—

Balance December 31, 2006	662	131
Provision (recoveries)	290	(93)
Charge offs	(882)	—

Balance December 31, 2007	$70	$38

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$21,184	$(1,290)	$(4,098)	$15,796
Net investment in direct financing leases	633	—	(254)	379
Assets held for sale or lease, net	620	(517)	—	103
Initial direct costs, net of accumulated amortization of $108 at December 31, 2007 and $259 at December 31, 2006	15	—	(12)	3

Total	$22,452	$(1,807)	$(4,364)	$16,281

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. For the year ended December 31, 2007, the Company established a $290 thousand impairment loss reserve related to impaired natural gas compressors and railcars. There were no impairment losses for the year ended December 31, 2006.

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31 (in thousands):

	2007	2006
Depreciation of operating lease assets	$4,098	$4,956
Impairment losses	290	—

Total	$4,388	$4,956

All of the property on lease was acquired during the period 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Transportation, rail	$23,854	$—	$(32)	$23,822
Containers	20,995	—	(43)	20,952
Transportation, other	7,721	6	(2,707)	5,020
Material handling	1,041	—	—	1,041
Natural gas compressors	2,522	—	(2,522)	—
Manufacturing	1,141	—	(1,141)	—
Other	3,050	—	(750)	2,300

	60,324	6	(7,195)	53,135
Less accumulated depreciation	(39,140)	(4,098)	5,899	(37,339)

Total	$21,184	$(4,092)	$(1,296)	$15,796

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2007, investment in direct financing leases consists of rail cars, anhydrous ammonia storage tanks, office automation equipment, point of sale equipment, refrigerated trailers and laundry equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2007 (in thousands):

Total minimum lease payments receivable	$49
Estimated residual values of leased equipment (unguaranteed)	334

Investment in direct financing leases	383
Less unearned income	(4)

Net investment in direct financing leases	$379

At December 31, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2008	$5,139	$49	$5,188
2009	2,634	—	2,634
2010	1,274	—	1,274
2011	761	—	761
2012	358	—	358
Thereafter	192	—	192

	$10,358	$49	$10,407

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $965 thousand.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31 (in thousands):

	2007	2006
Asset management fees to Managing Member	$258	$506
Cost reimbursements to Managing Member	679	679

	$937	$1,185

7. Non-recourse debt:

At December 31, 2007, non-recourse debt consists of notes payable to a financial institution. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 6.90% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2007, the carrying value of the pledged assets is $1.1 million. The notes mature from 2008 through 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2008	$779	$107	$886
2009	756	56	812
2010	397	8	405

	$1,932	$171	$2,103

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities:

The Company participated with AFS and certain of its affiliates in a financing arrangement (the “Master Terms Agreement”) comprised of: (1) a working capital term loan facility to AFS, (2) an acquisition facility and (3) a warehouse facility to AFS, the Company and affiliates, and (4) a venture facility available to an affiliate. The Master Terms Agreement is with a group of financial institutions and includes certain financial and non-financial covenants. The Master Terms Agreement, which originally totaled $75 million and expired on June 28, 2007, was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The availability of borrowings to the Company under the Master Terms Agreement was reduced by the amount outstanding on any of the above mentioned facilities. The Company was removed as a party to the Master Terms Agreement on January 31, 2007.

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

As of December 31, 2007, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $3.9 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 4.57% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on the borrowings have been effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

The interest rate swaps were originally designated as cash flow hedges of the interest payment on the long term debt. As a result of repayments, the swaps were deemed to be ineffective and the Company de-designated the original hedge relationships effective September 30, 2004. Prior to this de-designation, changes in the fair value of the swaps were recognized in accumulated other comprehensive loss (“AOCL”). Subsequent to this de-designation, changes in fair value of the swaps were reflected in the statement of operations in “other income/loss, net.” In addition, amounts remaining in AOCL subsequent to the de-designation of the swaps were reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item. As of December 31, 2007, the Company has no remaining balance in AOCL.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

9. Receivables funding program (continued):

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	6.84%
12/21/1999	20,000	—	3,467	(88)	7.41%
12/24/1999	25,000	—	—	—	7.44%
4/17/2000	6,500	—	5	—	7.45%
4/28/2000	1,900	—	—	—	7.72%
8/3/2000	19,000	—	291	(3)	7.50%
10/31/2000	7,500	—	—	—	7.13%
1/29/2001	8,000	—	—	—	5.91%
6/1/2001	2,000	—	—	—	5.04%
9/1/2001	9,000	—	143	—	4.35%
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$3,906	$(91)

10. Commitments:

At December 31, 2007, the Company had no commitments to purchase lease assets.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

As of December 31, 2007, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

The Managing Member voluntarily reduced the carried interest percentage to 6.0% for 2006. The rate was reset to 7.5% beginning January 2007. If the Managing Member had received payments based on a 7.5% carried interest rate, it would have received $1.0 million in distributions instead of $788 thousand.

Distributions to the Other Members were as follows (in thousands, except per Unit data):

	2007	2006
Distributions declared	$7,803	$12,343
Weighted average number of Units outstanding	13,560,188	13,566,736

Weighted average distributions per Unit	$0.58	$0.91

13. Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents, and other accounts:

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2007 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the Company’s estimated current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s non-recourse debt at December 31, 2007 is $2.0 million.

Interest rate swaps:

The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the Managing Member, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2007.

The Company is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean L. Cash.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

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

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial Officer and Chief Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2007 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2007 and 2006. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2007 and 2006.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at Note 6 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference to Prior Filing or Exhibit Number Attached Hereto

3	Articles of Incorporation Bylaws	3a

4	Instruments defining the rights of security holders, including indentures	3a

14	Code of Ethics	14.1

31	Certification of Dean L. Cash pursuant to Rules 13a-14(a) and 15d-14(a)	31.1

31	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a) and 15d-14(a)	31.2

32	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350	32.1

32	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350	32.2

3a	Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-62477), is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2007	2006
Audit fees	$61	$62
Other	1	—

	$62	$62

Audit Fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2008

ATEL Capital Equipment Fund VIII, LLC (Registrant)

By:	ATEL Financial Services, LLC	By	/s/ Dean L. Cash
	Managing Member of Registrant		Dean L. Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (Managing Member)

		By	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and
Chief Operating Officer of ATEL Financial Services, LLC
(Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.