Form 10-Q
period 2008-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2008-05-14
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2008 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2008 AND 2007

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,560	$4,709
Accounts receivable, net of allowance for doubtful accounts of $34 as of March 31, 2008 and $38 as of December 31, 2007	753	941
Prepaid expenses	5	15
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $35,019 as of March 31, 2008 and $37,865 as of December 31, 2007	14,311	16,281

Total assets	$17,629	$21,946

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$861	$1,247
Accrued distributions to Other Members	—	6,448
Affiliates	26	—
Other	370	525
Accrued interest payable	5	6
Non-recourse debt	1,706	1,932
Interest rate swap contracts	92	91
Unearned operating lease income	113	99

Total liabilities	3,173	10,348

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	14,456	11,598

Total Members’ capital	14,456	11,598

Total liabilities and Members’ capital	$17,629	$21,946

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Leasing activities:
Operating leases	$1,659	$2,252
Direct financing leases	2	9
Gain on sales of assets	3,036	26
Interest	27	13
Other revenue	2	3

Total revenues	4,726	2,303
Expenses:
Depreciation of operating lease assets	732	1,017
Interest expense	66	87
Asset management fees to Managing Member	59	140
Vessel maintenance	23	197
Railcar maintenance	180	127
Cost reimbursements to Managing Member	679	679
Amortization of initial direct costs	1	3
Professional fees	87	253
Insurance	9	23
Recovery of provision for doubtful accounts	(4)	(4)
Taxes on income and franchise fees	10	—
Other	25	60

Total operating expenses	1,867	2,582

Net income (loss) from operations	2,859	(279)
Other (loss) income, net	(1)	29

Net income (loss)	$2,858	$(250)

Net income (loss):
Managing Member	$—	$—
Other Members	2,858	(250)

	$2,858	$(250)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.21	$(0.02)
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2008

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2006	13,560,188	$18,550	$—	$18,550
Distributions to Other Members ($0.58 per Unit)	—	(7,803)	—	(7,803)
Distributions to Managing Member	—	—	(633)	(633)
Net income	—	851	633	1,484

Balance December 31, 2007	13,560,188	11,598	—	11,598
Net income	—	2,858	—	2,858

Balance March 31, 2008	13,560,188	$14,456	$—	$14,456

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$2,858	$(250)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(3,036)	(26)
Depreciation of operating lease assets	732	1,017
Amortization of unearned income on direct finance leases	(2)	(9)
Amortization of initial direct costs	1	3
Change in fair value of interest rate swap contracts	1	(29)
Recovery of provision for doubtful accounts	(4)	(4)
Changes in operating assets and liabilities:
Accounts receivable	192	119
Prepaid expenses and other assets	10	32
Accounts payable, Managing Member	137	(157)
Accounts payable, Affiliates	26	—
Accounts payable, other	(156)	(109)
Accrued interest payable	(1)	(14)
Unearned operating lease income	14	182

Net cash provided by operating activities	772	755

Investing activities:
Proceeds from sales of lease assets	4,245	409
Payments received on direct finance leases	30	87

Net cash provided by investing activities	4,275	496

Financing activities:
Repayments of non-recourse debt	(226)	(564)
Distributions to Other Members	(6,447)	(1,304)
Distributions to Managing Member	(523)	—

Net cash used in financing activities	(7,196)	(1,868)

Net decrease in cash and cash equivalents	(2,149)	(617)
Cash and cash equivalents at beginning of period	4,709	1,858

Cash and cash equivalents at end of period	$2,560	$1,241

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$10	$—

Cash paid during the period for interest	$67	$101

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

As of March 31, 2008, 13,560,188 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

The effective portion of the change in fair value of the interest rate swaps is recorded in Accumulated Other Comprehensive Income (“AOCI”) and the ineffective portion (if any) directly in earnings. Amounts in AOCI are reclassified into earnings in a manner consistent with the earnings pattern of the underlying hedged item (generally reflected in interest expense). If a hedged item is de-designated prior to maturity, previous adjustments to AOCI are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Interest income or expense on most hedging derivatives used to manage interest rate exposure is recorded on an accrual basis as an adjustment to the yield of the link exposures over the periods covered by the contracts. This matches the income recognition treatment of the exposure (i.e., the liabilities, which are carried at historical cost, with interest recorded on an accrual basis). See note 6, Receivables funding program, for further information regarding interest rate swaps.

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

Other income (loss), net:

Other income (loss) consists of fair value adjustments on interest rate swap contracts.

Per unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$15,796	$(1,209)	$(731)	$13,856
Net investment in direct financing leases	379	—	(28)	351
Assets held for sale or lease, net	103	—	(1)	102
Initial direct costs, net of accumulated amortization of $79 at March 31, 2008 and $108 at December 31, 2007	3	—	(1)	2

Total	$16,281	$(1,209)	$(761)	$14,311

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. At March 31, 2008 and December 31, 2007, the Company had an impairment loss reserve of $70 thousand related to railcars. There were no additional impairment losses for the three months ended March 31, 2008 and 2007.

Depreciation expense on property subject to operating leases and property held for lease or sale was $732 thousand and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Transportation, rail	$23,822	$—	$(4,745)	$19,077
Containers	20,952	—	(43)	20,909
Transportation, other	5,020	—	—	5,020
Material handling	1,041	—	—	1,041
Other	2,300	—	—	2,300

	53,135	—	(4,788)	48,347
Less accumulated depreciation	(37,339)	(731)	3,579	(34,491)

Total	$15,796	$(731)	$(1,209)	$13,856

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of March 31, 2008, investment in direct financing leases consists of refrigerated trailers and tractors. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Total minimum lease payments receivable	$18	$49
Estimated residual values of leased equipment (unguaranteed)	334	334

Investment in direct financing leases	352	383
Less unearned income	(1)	(4)

Net investment in direct financing leases	$351	$379

At March 31, 2008, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2008	$3,784	$18	$3,802
Year ending December 31, 2009	2,661	—	2,661
2010	1,302	—	1,302
2011	761	—	761
2012	358	—	358
2013	128	—	128
Thereafter	64	—	64

	$9,058	$18	$9,076

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

During the three months ended March 31, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Asset management fees to Managing Member	$59	$140
Cost reimbursements to Managing Member	679	679

	$738	$819

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2008, costs reimbursable to AFS in future periods totaled approximately $1.2 million.

5. Non-recourse debt:

At March 31, 2008, non-recourse debt consists of notes payable to a financial institution. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 6.90% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2008, the carrying value of the pledged assets is $1.1 million. The notes mature from 2008 through 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2008	$552	$75	$627
Year ending December 31, 2009	756	56	812
2010	398	8	406

	$1,706	$139	$1,845

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Receivables funding program:

In 1999, the Company established a $40 million receivables funding program (“Program”) (which was subsequently increased to a maximum of $125 million in July 2000) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the terms of the Program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The Program provided for borrowing at a variable interest rate and required the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The program expired as to new borrowings in January 2002. The Program terminated in January 2007.

As of March 31, 2008, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $3.0 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 2.62% at March 31, 2008. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. Through the swap agreements, the interest rates on historical borrowings were effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance March 31, 2008	Notional Balance March 31, 2008	Swap Value March 31, 2008	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	—
12/21/1999	20,000	—	2,797	(90)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	—	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	148	(1)	7.50%
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	85	(1)	4.35%
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$3,030	$(92)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

7. Commitments:

As of March 31, 2008, the Company had no commitments to purchase lease assets.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Guarantees:

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

9. Members’ capital:

As of March 31, 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions totaling $6.4 million and $1.3 million were paid to Other Members during the three months ended March 31, 2008 and 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in November 2000. Total proceeds of the offering were $135.7 million. During early 2001, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment.

The Company may continue until December 31, 2019. However, pursuant to the guidelines of the Operating Agreement, the Company began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2006.

As of March 31, 2008, the Company remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

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

In 1999, the Company established a $40 million receivables funding program (“Program”) (which was subsequently increased to a maximum of $125 million in July 2000) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investor Services. Under the terms of the Program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The Program provided for borrowing at a variable interest rate and requires the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The Program expired as to new borrowings in January 2002 and was fully terminated in January 2007.

As of March 31, 2008, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $3.0 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 2.62% at March 31, 2008. The fair value of the interest rate swaps totaled $92 thousand at March 31, 2008 and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of notes payable to a financial institution. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 6.90% per annum. The notes are secured by an assignment of lease payments and pledges of assets. At March 31, 2008, the carrying value of the pledged assets is $1.1 million. The notes mature through 2010.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

At March 31, 2008, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Cash Flows

The three months ended March 31, 2008 versus the three months ended March 31, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities was relatively flat at $772 thousand for the first quarter of 2008 as compared to $755 thousand for the first quarter of 2007. Significant period over period changes include: (1) increases in accounts payable and accrued liabilities, (2) a decline in unearned lease income and (3) the period over period decline in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation.

The increase in accounts payable and accrued liabilities benefited cash flow by $273 thousand and was primarily due to period-end accruals related to administrative costs reimbursable to AFS.

Unearned lease income decreased by $168 thousand mainly due to an increase in unearned rents realized in the first quarter of 2008, as compared to the first quarter of 2007. The period over period decline in operating results, as adjusted for non-cash items, totaled $152 thousand and was attributable to a decrease in operating lease revenue offset, in part, by decreases in vessel maintenance expense and professional fees.

Investing Activities

Net cash provided by investing activities for the first quarter of 2008 increased by $3.8 million as compared to the first quarter of 2007. The net increase in cash flow was primarily due to $4.2 million of proceeds from the sale of close to 200 railcars to a major railway customer in January 2008. The Company recognized a $3.0 million gain on the sale as a result of the strong market demand for such railcars at the time of the transaction.

Financing Activities

Net cash used in financing activities increased by $5.3 million for the first quarter of 2008 as compared to the first quarter of 2007. The net increase in cash used (net decrease in cash flow) was primarily due to a $5.1 million period over period increase in distributions paid to Other Members. The distributions were based on cash available net of any short-term payables and reserves as determined by the Managing Member.

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

The three months ended March 31, 2008 versus the three months ended March 31, 2007

The Company had net income of $2.9 million for the first quarter of 2008 and a net loss of $250 thousand for the first quarter of 2007. The results for the first quarter of 2008 reflect an increase in total revenues and a decline in operating expenses when compared to the first quarter of 2007.

Revenues

Total revenues for the first quarter of 2008 increased by $2.4 million, or 105%, as compared to the first quarter of 2007. The net increase in total revenues was primarily a result of a $3.0 million increase in net gains on sales of lease assets offset, in part, by a $593 thousand decrease in operating lease revenue.

The period over period decrease in net gain on sales of lease assets was primarily due to gains of $3.0 million recognized on the sale of railcars to a major railway customer in January 2008. The decline in operating lease revenue was mainly attributable to run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for the first quarter of 2008 decreased by $715 thousand, or 28%, as compared to the first quarter of 2007. The net decrease in total expenses was mainly due to decreases in depreciation expense, vessel maintenance costs, professional fees and asset management fees.

The period over period decline in depreciation expense totaled $285 thousand and was the result of continued run-off of the Company’s lease portfolio and sales of lease assets. The decrease in vessel maintenance expense totaled $174 thousand and was primarily attributable to inactivity of a vessel since November 2007.

In addition, professional fees and asset management fees paid to the Managing Member decreased by $166 thousand and $81 thousand, respectively. The decrease in professional fees was primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements which were largely completed during the second quarter of 2007; while the decrease in management fees paid to AFS was due to the continued decline in assets under management during the Fund’s liquidation phase.

Other

The Company recorded other expense, net totaling $1 thousand and other income, net totaling $29 thousand for the first quarter of 2008 and 2007, respectively, related to the change in the fair value of its interest swap contracts.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2008

ATEL CAPITAL EQUIPMENT FUND VIII, L.P.

(Registrant)

		By:	ATEL Financial Services, LLC Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)