Form 10-Q
period 2008-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2008-08-11
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

The number of Limited Liability Company Units outstanding as of July 31, 2008 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,966	$4,709
Accounts receivable, net of allowance for doubtful accounts of $38 as of June 30, 2008 and December 31, 2007	904	941
Prepaid expenses	4	15
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $35,258 as of June 30, 2008 and $37,865 as of December 31, 2007	13,376	16,281

Total assets	$18,250	$21,946

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$778	$1,247
Accrued distributions to Other Members	—	6,448
Affiliates	1	—
Other	390	525
Accrued interest payable	4	6
Non-recourse debt	1,513	1,932
Interest rate swap contracts	50	91
Unearned operating lease income	69	99

Total liabilities	2,805	10,348

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	15,445	11,598

Total Members’ capital	15,445	11,598

Total liabilities and Members’ capital	$18,250	$21,946

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and per Unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$1,731	$1,987	$3,390	$4,239
Direct financing leases	2	8	4	17
Gain on sales of assets	430	89	3,466	115
Interest	14	20	41	33
Other revenue	1	3	3	6

Total revenues	2,178	2,107	6,904	4,410
Expenses:
Depreciation of operating lease assets	649	1,023	1,381	2,040
Interest expense	64	74	130	161
Asset management fees to Managing Member	77	101	136	241
Vessel maintenance	162	124	185	321
Railcar maintenance	141	147	321	274
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	1	4	2	7
Professional fees	58	136	145	389
Insurance	12	24	21	47
Provision (reversal of provision) for doubtful accounts	4	(2)	—	(6)
Taxes on income and franchise fees	(10)	257	—	257
Other	73	43	98	103

Total operating expenses	1,231	1,931	3,098	4,513

Net income (loss) from operations	947	176	3,806	(103)
Other income, net	42	44	41	73

Net income (loss)	$989	$220	$3,847	$(30)

Net income (loss):
Managing Member	$—	$—	$—	$—
Other Members	989	220	3,847	(30)

	$989	$220	$3,847	$(30)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.07	$0.02	$0.28	$(0.00)
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and per Unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	13,560,188	$18,550	$—	$18,550
Distributions to Other Members ($0.58 per Unit)	—	(7,803)	—	(7,803)
Distributions to Managing Member	—	—	(633)	(633)
Net income	—	851	633	1,484

Balance December 31, 2007	13,560,188	11,598	—	11,598
Net income	—	3,847	—	3,847

Balance June 30, 2008	13,560,188	$15,445	$—	$15,445

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities:
Net income (loss)	$989	$220	$3,847	$(30)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets	(430)	(89)	(3,466)	(115)
Depreciation of operating lease assets	649	1,023	1,381	2,040
Amortization of unearned income on direct finance leases	(2)	(8)	(4)	(17)
Amortization of initial direct costs	1	4	2	7
Change in fair value of interest rate swap contracts	(42)	(44)	(41)	(73)
Provision (reversal of provision) for doubtful accounts	4	(2)	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(155)	110	37	229
Prepaid expenses and other assets	1	9	11	41
Accounts payable, Managing Member	(83)	(56)	54	(213)
Accounts payable, affiliates	(25)	(72)	1	(72)
Accounts payable, other	21	(100)	(135)	(209)
Accrued interest payable	(1)	3	(2)	(11)
Unearned operating lease income	(44)	(48)	(30)	134

Net cash provided by operating activities	883	950	1,655	1,705

Investing activities:
Proceeds from sales of lease assets	714	154	4,959	563
Payments received on direct financing leases	19	87	49	174
Purchases of equipment on operating leases	(16)	(18)	(16)	(18)

Net cash provided by investing activities	717	223	4,992	719

Financing activities:
Repayments of non-recourse debt	(193)	(216)	(419)	(780)
Distributions to Other Members	(1)	—	(6,448)	(1,304)
Distributions to Managing Member	—	—	(523)	—

Net cash used in financing activities	(194)	(216)	(7,390)	(2,084)

Net increase (decrease) in cash and cash equivalents	1,406	957	(743)	340
Cash and cash equivalents at beginning of period	2,560	1,241	4,709	1,858

Cash and cash equivalents at end of period	$3,966	$2,198	$3,966	$2,198

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$29	$257	$39	$257

Cash paid during the period for interest	$64	$70	$131	$171

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2008, 13,560,188 Units were issued and outstanding.

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

As of June 30, 2008, the Company remains in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investments in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$15,796	$(1,255)	$(1,380)	$13,161
Net investment in direct financing leases	379	(220)	(45)	114
Assets held for sale or lease, net	103	(2)	(1)	100
Initial direct costs, net of accumulated amortization of $37 at June 30, 2008 and $108 at December 31, 2007	3	—	(2)	1

Total	$16,281	$(1,477)	$(1,428)	$13,376

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. At June 30, 2008 and December 31, 2007, the Company had an impairment loss reserve of $70 thousand related to railcars. There were no impairment losses for the three and six months ended June 30, 2008 and 2007.

Depreciation expense on property subject to operating leases and property held for lease or sale was $649 thousand and $1.0 million for the respective three months ended June 30, 2008 and 2007; and $1.4 million and $2.0 million for the respective six months ended June 30, 2008 and 2007.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Transportation, rail	$23,822	$16	$(4,765)	$19,073
Containers	20,952	—	(64)	20,888
Transportation, other	5,020	—	—	5,020
Material handling	1,041	—	—	1,041
Other	2,300	—	(412)	1,888

	53,135	16	(5,241)	47,910
Less accumulated depreciation	(37,339)	(1,380)	3,970	(34,749)

Total	$15,796	$(1,364)	$(1,271)	$13,161

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2008, investment in direct financing leases consists of refrigerated trailers and trucks. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total minimum lease payments receivable	$—	$49
Estimated residual values of leased equipment (unguaranteed)	114	334

Investment in direct financing leases	114	383
Less unearned income	—	(4)

Net investment in direct financing leases	$114	$379

At June 30, 2008, the aggregate amount of future lease payments is as follows (in thousands):

		Operating Leases
Six months ending December 31,	2008	$2,497
Year ending December 31,	2009	2,655
	2010	1,300
	2011	761
	2012	358
	2013	128
Thereafter		64

		$7,763

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

During the three and six months ended June 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asset management fees to Managing Member	$77	$101	$136	$241
Cost reimbursements to Managing Member	—	—	679	679

	$77	$101	$815	$920

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2008, costs reimbursable to AFS in future periods totaled approximately $1.4 million.

5. Non-recourse debt:

At June 30, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2008, gross lease rentals totaled approximately $1.9 million over the remaining lease terms; and the carrying value of the pledged assets is $975 thousand. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2008	$359	$47	$406
Year ending December 31, 2009	756	56	812
2010	398	8	406

	$1,513	$111	$1,624

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

As of June 30, 2008, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $2.2 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 2.65% at June 30, 2008. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal totaling $3.9 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 4.57% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently in earnings. Through the swap agreements, the interest rates on historical borrowings were effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to earnings. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations line item Other income, net.

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance June 30, 2008	Notional Balance June 30, 2008	Swap Value June 30, 2008	Payment Rate On Interest Swap Agreement
11/11/1999	$ 20,000	$ —	$ —	$ —	—
12/21/1999	20,000	—	2,116	(50)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	—	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	52	—	7.50%
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	39	—	4.35%
1/31/2002	3,900	—	—	—	*

	$ 122,800	$ —	$ 2,207	$ (50)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Receivables funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$ 20,000	$ —	$ —	$ —	—
12/21/1999	20,000	—	3,467	(88)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	5	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	291	(3)	7.50%
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	143	—	4.35%
1/31/2002	3,900	—	—	—	—

	$ 122,800	$ —	$ 3,906	$ (91)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

9. Members’ capital:

As of June 30, 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions accrued at year-end 2007 and 2006 totaling $6.4 million and $1.3 million, respectively, were each paid to Other Members during the first quarter of the following year. There were no distributions accrued or paid during the three months ended June 30, 2008 and 2007.

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

As of June 30, 2008, the Company remains in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

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

As of June 30, 2008, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $2.2 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 2.65% at June 30, 2008. The fair value of the interest rate swaps totaled $50 thousand at June 30, 2008 and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by an assignment of lease payments and pledges of assets. At June 30, 2008, gross lease rentals totaled approximately $1.9 million over the remaining lease terms; and the carrying value of the pledged assets is $975 thousand. The note matures in 2010. The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

At June 30, 2008, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities for the second quarter of 2008 decreased by $67 thousand, or 7%, as compared to the second quarter of 2007. The net decrease in cash flow was primarily due to increased levels of accounts receivable partially offset by increased levels of accounts payable and accrued liabilities and a period over period increase in operating results—as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation.

The increase in accounts receivable reduced cash flow by $265 thousand and was primarily due to a rise in revenues earned from increased utilization of the Company’s marine vessels since April 2008.

Partially offsetting the aforementioned decrease in cash flow were increases of $141 thousand and $65 thousand attributable to increased levels of accounts payable and accrued liabilities and an increase in operating results, as adjusted for non-cash items. The increase in accounts payable and accrued liabilities was primarily due to period-end accruals related to administrative costs reimbursable to AFS. The increase in operating results, as adjusted for non-cash items, was mainly due to a decline in estimated state franchise and income taxes, and professional fees partially offset by a decrease in operating lease revenue.

Investing Activities

Net cash provided by investing activities for the second quarter of 2008 increased by $494 thousand as compared to the second quarter of 2007. The net increase in cash flow was primarily due to a $560 thousand increase in proceeds from the sale of assets offset, in part, by a $68 thousand decrease in payments received on the Company’s investment in direct financing leases.

Proceeds from sales of assets increased primarily due to the sale of 36 tractors and trailers to two major customers during the second quarter of 2008. The reduction in payments received on the Company’s investment in direct financing leases was primarily due to run-off and dispositions of direct finance lease assets.

Financing Activities

During the three months ended June 30, 2008 and 2007, the Company’s sole financing activity was the repayment of its non-recourse debt. Net cash used to repay non-recourse debt totaled $193 thousand and $216 thousand for the second quarter of 2008 and 2007, respectively. The variance reflects the continued decline in outstanding debt.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Net cash provided by operating activities for the first six months of 2008 decreased by $50 thousand, or 3%, as compared to the first six months of 2007. The net decrease in cash flow was primarily due to increased levels of accounts receivable, a decline in unearned lease income and a period over period decrease in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation offset, in part, by increased levels of accounts payable and accrued liabilities.

The increase in accounts receivable reduced cash flow by $192 thousand and was primarily due to a rise in revenues earned from increased utilization of the Company’s marine vessels since April 2008. The decline in unearned lease income reduced cash flow by $164 thousand and was mainly due to an increase in unearned rents realized during the first six months of 2008, as compared to the same period in 2007. In addition, the decline in operating results, as adjusted for non-cash items, reduced cash flow by $87 thousand and was primarily a result of the drop in revenues from operating leases offset, in part, by decreased in operating expenses.

Partially offsetting the aforementioned decreases in cash flow was an increase of $414 thousand attributable to increased levels of accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities was primarily due to period-end accruals related to administrative costs reimbursable to AFS.

Investing Activities

Net cash provided by investing activities for the first six months of 2008 increased by $4.3 million as compared to the first six months of 2007. The net increase in cash flow was primarily due to a period over period increase in proceeds from the sale of lease assets offset, in part, by a decrease in payments received on the Company’s investment in direct financing leases.

The increase in proceeds from sales of lease assets was primarily due to approximately $4.8 million of proceeds from the sale of close to 200 railcars to a major railway customer in January 2008 and the sale of 36 tractors and trailers to two customers during the second quarter of 2008. Partially offsetting the aforementioned gains was a $125 thousand decline in payments received on the Company’s investment in direct financing leases as a result of continued run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities increased by $5.3 million for the first six months of 2008 as compared to the first six months of 2007. The net increase in cash used (net decrease in cash flow) was primarily due to a $5.7 million rise in distributions paid to Other Members and the Managing Member offset, in part, by a $361 thousand decline in cash used to repay the Company’s outstanding non-recourse debt.

The distributions were based on cash available net of any short-term payables and reserves as determined by the Managing Member. The period over period decrease in cash used to repay debt reflects the continued decline of outstanding non–recourse debt.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Company had net income of $989 thousand and $220 thousand for the second quarters of 2008 and 2007, respectively. The results for the second quarter of 2008 reflect an increase in total revenues and a decline in operating expenses when compared to the second quarter of 2007.

Revenues

Total revenues for the second quarter of 2008 increased by $71 thousand, or 3%, as compared to the second quarter of 2007. The net increase in total revenues was primarily a result of a $341 thousand increase in net gains on sales of lease assets offset, in part, by a $256 thousand decrease in operating lease revenue.

The period over period increase in net gain on sales of lease assets was primarily due to approximately $380 thousand of gains recognized on the sale of tractors and trailers to two major customers during the second quarter of 2008. The decline in operating lease revenue was mainly attributable to run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for the second quarter of 2008 decreased by $700 thousand, or 36%, as compared to the second quarter of 2007. The net decrease in total expenses was mainly due to decreases in depreciation expense, estimated state franchise and income taxes, and professional fees.

The period over period decline in depreciation expense totaled $374 thousand and was the result of continued run-off of the Company’s lease portfolio and sales of lease assets. State franchise and income tax expense decreased by $267 thousand as a result of lower state and franchise tax liability and estimated tax payments.

In addition, professional fees decreased by $78 thousand primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements which were largely completed during the second quarter of 2007.

Other

The Company recorded other income, net totaling $42 thousand and $44 thousand for the second quarter of 2008 and 2007, respectively, related to the change in the fair value of its interest swap contracts.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Company had net income of $3.8 million for the first six months of 2008 and a net loss of $30 thousand for the first six months of 2007. The results for the first six months of 2008 reflect an increase in total revenues and a decline in operating expenses when compared to the same period in 2007.

Revenues

Total revenues for the first six months of 2008 increased by $2.5 million, or 57%, as compared to the first six months of 2007. The net increase in total revenues was primarily a result of a $3.4 million increase in net gains on sales of lease assets offset, in part, by a $849 thousand decrease in operating lease revenue.

The period over period increase in net gain on sales of lease assets was primarily due to gains of $3.0 million recognized on the sale of railcars to a major railway customer in January 2008 combined with approximately $380 thousand of gains recognized on the sale of tractors and trailers to two major customers during the second quarter of 2008. The decline in operating lease revenue was mainly attributable to sales and run-off of the lease asset portfolio.

Expenses

Total expenses for the first six months of 2008 decreased by $1.4 million, or 31%, as compared to the first six months of 2007. The net decrease in total expenses was mainly due to decreases in depreciation expense, estimated state franchise and income taxes, professional fees, vessel maintenance costs and asset management fees.

The period over period decline in depreciation expense totaled $659 thousand and was the result of sales and continued run-off of the Company’s lease asset portfolio. The decrease in state franchise and income taxes totaled $257 thousand and was primarily a result of lower state franchise and income tax liability and estimated tax payments. Professional fees decreased by $244 thousand due primarily to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements which were largely completed during the second quarter of 2007

In addition, vessel maintenance expense and asset management fees paid to the Managing Member decreased by $136 thousand and $105 thousand, respectively. The decrease in vessel maintenance expense was primarily attributable to inactivity of a vessel between November 2007 and April 2008; while the decrease in management fees paid to AFS was due to the continued decline in assets under management during the Fund’s liquidation phase.

Other

The Company recorded other income, net totaling $41 thousand and $73 thousand for the first six months of 2008 and 2007, respectively, related to the change in the fair value of its interest swap contracts.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 8, 2008

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