Form 10-Q
period 2008-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2008-11-13
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of October 31, 2008 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$5,243	$4,709
Accounts receivable, net of allowance for doubtful accounts of $34 as of September 30, 2008 and $38 as of December 31, 2007	1,108	941
Prepaid expenses	16	15
Investments in equipment and leases, net of accumulated depreciation and impairment loss reserve of $35,655 as of September 30, 2008 and $37,865 as of December 31, 2007	12,652	16,281

Total assets	$19,019	$21,946

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$780	$1,247
Accrued distributions to Other Members	—	6,448
Affiliates	2	—
Other	382	525
Accrued interest payable	4	6
Non-recourse debt	1,335	1,932
Interest rate swap contracts	27	91
Unearned operating lease income	111	99

Total liabilities	2,641	10,348

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,378	11,598

Total Members’ capital	16,378	11,598

Total liabilities and Members’ capital	$19,019	$21,946

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and per Unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Leasing activities:
Operating leases	$2,080	$1,852	$5,470	$6,091
Direct financing leases	—	6	4	23
Gain on sales of assets	56	47	3,522	162
Interest	15	25	56	58
Other revenue	41	29	44	35

Total revenues	2,192	1,959	9,096	6,369
Expenses:
Depreciation of operating lease assets	539	1,015	1,920	3,055
Provision for losses and impairments	—	220	—	220
Interest expense	51	61	181	222
Asset management fees to Managing Member	83	—	219	241
Vessel maintenance	280	122	465	443
Railcar maintenance	215	144	536	418
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	—	3	2	10
Professional fees	23	82	168	471
Insurance	21	20	42	67
Provision for doubtful accounts	(4)	16	(4)	10
Taxes on income and franchise fees	—	32	—	289
Other	74	20	172	123

Total operating expenses	1,282	1,735	4,380	6,248

Net income from operations	910	224	4,716	121
Other income (loss), net	23	(8)	64	65

Net income	$933	$216	$4,780	$186

Net income:
Managing Member	$—	$110	$—	$110
Other Members	933	106	4,780	76

	$933	$216	$4,780	$186

Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.01	$0.35	$0.01
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2008

(In Thousands, Except for Units and per Unit data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2006	13,560,188	$18,550	$—	$18,550
Distributions to Other Members ($0.58 per Unit)	—	(7,803)	—	(7,803)
Distributions to Managing Member	—	—	(633)	(633)
Net income	—	851	633	1,484

Balance December 31, 2007	13,560,188	11,598	—	11,598
Net income	—	4,780	—	4,780

Balance September 30, 2008	13,560,188	$16,378	$—	$16,378

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net income	$933	$216	$4,780	$186
Adjustment to reconcile net income to cash provided by operating activities:
Gain loss on sales of assets	(56)	(47)	(3,522)	(162)
Depreciation of operating lease assets	539	1,015	1,920	3,055
Amortization of unearned income on direct finance leases	—	(6)	(4)	(23)
Amortization of initial direct costs	—	3	2	10
Change in fair value of interest rate swap contracts	(23)	8	(64)	(65)
Provision (reversal of provision) for doubtful accounts	(4)	16	(4)	10
Provision for losses and impairments	—	220	—	220
Changes in operating assets and liabilities:
Accounts receivable	(200)	104	(163)	261
Due to Affiliates	2	—	2	—
Prepaid expenses and other assets	(12)	20	(1)	61
Accounts payable, Managing Member	2	(83)	56	(296)
Accounts payable, other	(8)	3	(143)	(206)
Accrued interest payable	—	(9)	(2)	(20)
Unearned operating lease income	42	83	12	217

Net cash provided by operating activities	1,215	1,543	2,869	3,248

Investing activities:
Proceeds from sales of lease assets	240	364	5,200	927
Payments received on direct financing leases	—	71	49	245
Purchases of equipment on operating leases	—	12	(16)	(6)

Net cash provided by investing activities	240	447	5,233	1,166

Financing activities:
Repayments of non-recourse debt	(178)	(561)	(597)	(1,341)
Distributions to Other Members	—	(1,356)	(6,448)	(2,660)
Distributions to Managing Member	—	(193)	(523)	(193)

Net cash used in financing activities	(178)	(2,110)	(7,568)	(4,194)

Net increase (decrease) in cash and cash equivalents	1,277	(120)	534	220
Cash and cash equivalents at beginning of period	3,966	2,198	4,709	1,858

Cash and cash equivalents at end of period	$5,243	$2,078	$5,243	$2,078

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$18	$39	$275

Cash paid during the period for interest	$52	$71	$183	$242

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2008, 13,560,188 Units were issued and outstanding.

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

As of September 30, 2008, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

Initial direct costs:

In prior years, the Company capitalized initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC included both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

Certain of the Company’s lessee customers might have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset day-by-day basis, where these assets are deployed.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investments in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$15,796	$(1,374)	$(1,919)	$12,503
Net investment in direct financing leases	379	(334)	(45)	—
Assets held for sale or lease, net	103	46	(1)	148
Initial direct costs, net of accumulated amortization of $26 at September 30, 2008 and $108 at December 31, 2008	3	—	(2)	1

Total	$16,281	$(1,662)	$(1,967)	$12,652

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. At September 30, 2008 and December 31, 2007, the Company had an impairment loss reserve of $70 thousand related to railcars. There were no impairment losses for the three and nine months ended September 30, 2008 and 2007.

Depreciation expense on property subject to operating leases and property held for lease or sale was $539 thousand and $1.0 million for the respective three months ended September 30, 2008 and 2007; and $1.9 million and $3.1 million for the respective nine months ended September 30, 2008 and 2007.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Transportation, rail	$23,822	$16	$(5,248)	$18,590
Containers	20,952	—	(106)	20,846
Transportation, other	5,020	—	—	5,020
Material handling	1,041	—	(101)	940
Other	2,300	—	(481)	1,819

	53,135	16	(5,936)	47,215
Less: accumulated depreciation	(37,339)	(1,919)	4,546	(34,712)

Total	$15,796	$(1,903)	$(1,390)	$12,503

The average estimated residual value for assets on operating leases was 21% and 22% of the assets’ original cost at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the aggregate amount of future lease payments is as follows (in thousands):

Operating Leases
Three months ending December 31, 2008	$553
Year ending December 31, 2009	1,977
2010	1,300
2011	761
2012	358
2013	128
Thereafter	64

$5,141

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Containers	20 -30
Transportation, other	20 -30
Manufacturing	10 -20
Material handling	7 - 10

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

During the three and nine months ended September 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Asset management fees to Managing Member	$83	$—	$219	$241
Cost reimbursements to Managing Member	—	—	679	679

	$83	$—	$898	$920

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2008, costs reimbursable to AFS in future periods totaled approximately $1.5 million.

5. Non-recourse debt:

At September 30, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2008, gross lease rentals totaled approximately $1.6 million over the remaining lease terms; and the carrying value of the pledged assets is $952 thousand. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2008	$181	$22	$203
Year ending December 31, 2009	756	56	812
2010	398	8	406

	$1,335	$86	$1,421

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

As of September 30, 2008, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $1.4 million, based on the difference between nominal rates of 7.41% and a variable rate of 2.58% at September 30, 2008. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal totaling $3.9 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 4.57% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently in earnings. Through the swap agreements, the interest rates on historical borrowings were effectively fixed. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to earnings. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations line item Other income (loss), net.

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance September 30, 2008	Notional Balance September 30, 2008	Swap Value September 30, 2008	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	—
12/21/1999	20,000	—	1,422	(27)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	—	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	—	—	—
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	—	—	—
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$1,422	$(27)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Receivables funding program (continued):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	—
12/21/1999	20,000	—	3,467	(88)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	5	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	291	(3)	7.50%
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	143	—	4.35%
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$3,906	$(91)

*	Under the terms of the Program, no interest rate swap agreements were required for this borrowing.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ capital:

As of September 30, 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

Distributions accrued at year-end 2007 and 2006 totaling $6.4 million and $1.3 million, respectively, were each paid to Other Members during the first quarter of the following year. There were no distributions accrued or paid during the three months ended September 30, 2008 and 2007.

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

As of September 30, 2008, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

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

As of September 30, 2008, the Company receives or pays interest on interest rate swap agreements with a notional principal totaling $1.4 million, based on the difference between nominal rates of 7.41% and a variable rate of 2.58% at September 30, 2008. The fair value of the interest rate swaps totaled $27 thousand at September 30, 2008 and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of operations in other income or loss.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by an assignment of lease payments and pledges of assets. At September 30, 2008, gross lease rentals totaled approximately $1.6 million over the remaining lease terms; and the carrying value of the pledged assets is $952 thousand. The note matures in 2010. The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

At September 30, 2008, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Net cash provided by operating activities for the third quarter of 2008 decreased by $328 thousand, or 21%, as compared to the third quarter of 2007. The net decrease in cash flow was primarily due to increased levels of accounts receivable, a decline in unearned lease income and period over period reduction in operating results - as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation. The aforementioned decreases in cash flow was partially offset by an increase resulting from higher levels of accounts payable and accrued.

The increase in accounts receivable reduced cash flow by $304 thousand and was primarily due to a quarter over quarter rise in revenues earned from increased utilization of the Company’s marine vessels. The decline in unearned lease income reduced cash flow by $41 thousand and was mainly due to an increase in unearned rents realized during the third quarter of 2008, as compared to the third quarter of 2007. Likewise, the decrease in operating results, as adjusted for non-cash items, reduced cash flow by $36 thousand and was mainly due to higher vessel and railcar maintenance expenses.

Partially offsetting the aforementioned decreases in cash flow was an increase of $74 thousand attributable to increased levels of accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities was primarily due to period-end accruals related to administrative costs reimbursable to AFS.

Investing Activities

Net cash provided by investing activities for the third quarter of 2008 decreased by $207 thousand as compared to the third quarter of 2007. The net decrease in cash flow was primarily due to a $124 thousand decline in proceeds from the sale of assets combined with a $71 thousand reduction in payments received on the Company’s investment in direct financing leases.

Proceeds from sales of assets decreased primarily due to a quarter over quarter decline in the volume of assets sold; and the reduction in payments received on the Company’s investment in direct financing leases was mainly a result of run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities for the third quarter of 2008 decreased by $1.9 million as compared to the third quarter of 2007. The decline in cash used (increase in cash flow) primarily reflects distributions paid to both Other Members and the Managing Member totaling a combined $1.5 million during the third quarter of 2007 compared to none paid during the third quarter of 2008. In addition, repayments of the Company’s non-recourse debt declined by $383 thousand mainly due to the continued decline in outstanding borrowings.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Net cash provided by operating activities for the first nine months of 2008 decreased by $379 thousand, or 12%, as compared to the first nine months of 2007. The net decrease in cash flow was primarily due to increased levels of accounts receivable, a decline in unearned lease income and a period over period decrease in operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation offset, in part, by increased levels of accounts payable and accrued liabilities.

The increase in accounts receivable reduced cash flow by $424 thousand and was primarily due to a rise in revenues earned from increased utilization of the Company’s marine vessels since April 2008. The decline in unearned lease income reduced cash flow by $205 thousand and was mainly due to an increase in unearned rents realized during the first nine months of 2008, as compared to the prior year period. In addition, the decline in operating results, as adjusted for non-cash items, reduced cash flow by $123 thousand and was primarily a result of the drop in revenues from operating leases offset, in part, by decreased operating expenses.

Partially offsetting the aforementioned decreases in cash flow was an increase of $415 thousand attributable to increased levels of accounts payable and accrued liabilities. The increase in accounts payable and accrued liabilities was primarily due to period-end accruals related to administrative costs reimbursable to AFS.

Investing Activities

Net cash provided by investing activities for the first nine months of 2008 increased by $4.1 million as compared to the prior year period. The net increase in cash flow was primarily due to a period over period increase in proceeds from the sale of lease assets totaling $4.3 million offset, in part, by a decrease in payments received on the Company’s investment in direct financing leases totaling $196 thousand.

The increase in proceeds from sales of lease assets was primarily due to an increase in the volume of assets sold during the first nine months of 2008 as compared to the prior year period; while the decline in payments received on direct financing leases was largely a result of continued run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities increased by $3.4 million for the first nine months of 2008 as compared to the prior year period. The net increase in cash used (net decrease in cash flow) was primarily due to a $4.1 million rise in distributions paid to Other Members and the Managing Member offset, in part, by a $744 thousand decline in cash used to repay the Company’s outstanding non-recourse debt.

The distributions are based on cash available net of any short-term payables and reserves, and made at the discretion of the Managing Member. The period over period decrease in cash used to repay debt reflects the continued decline of outstanding non–recourse debt.

Results of Operations

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Company had net income of $933 thousand and $216 thousand for the third quarters of 2008 and 2007, respectively. The results for the third quarter of 2008 reflect an increase in total revenues combined with a decline in operating expenses when compared to the third quarter of 2007.

Revenues

Total revenues for the third quarter of 2008 increased by $233 thousand, or 12%, as compared to the third quarter of 2007. The net growth in total revenues was primarily a result of a $228 thousand increase in operating lease revenues earned from increased utilization of the Company’s marine vessels.

Expenses

Total expenses for the third quarter of 2008 decreased by $453 thousand, or 26%, as compared to the third quarter of 2007. The net decrease in total expenses was mainly due to decreases in depreciation expense, provision for credit losses and professional fees offset, in part, by increases in vessel maintenance, asset management fees paid to AFS and railcar maintenance costs.

The period over period decline in depreciation expense totaled $476 thousand and was the result of continued run-off of the Company’s lease portfolio and sales of lease assets. The provision for credit losses was reduced by $220 thousand due to the clearing of a reserve established for impaired gas compressors during the third quarter 2007; and professional fees decreased by $59 thousand primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements which were completed by the third quarter of 2007.

Partially offsetting the above decreases in expenses are increases in vessel maintenance, asset management fees paid to AFS and railcar maintenance costs totaling $158 thousand, $83 thousand and $71 thousand, respectively. The increase in vessel maintenance expense was primarily due to increased utilization of the marine vessels as well as the impact of inflation on maintenance costs. Similarly, railcar maintenance expense increased due to the timing of required repairs, the aging of the railcar portfolio, and the impact of inflation on railcar maintenance costs. The quarter over quarter increase in asset management fees was mainly due to the higher level of asset sales during the third quarter of 2007 which effectively lowered assets under management and therefore, the related management fees.

Other

The Company recorded other income, net totaling $23 thousand for the third quarter of 2008 and other loss, net totaling $8 thousand for the third quarter of 2007, related to the change in the fair value of its interest swap contracts.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The Company had net income of $4.8 million and $186 thousand for the first nine months of 2008 and 2007, respectively. The results for the first nine months of 2008 reflect an increase in total revenues and a decline in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2008 increased by $2.7 million, or 43%, as compared to the first nine months of 2007. The net increase in total revenues was primarily a result of a $3.4 million increase in net gains on sales of lease assets offset, in part, by a $621 thousand decrease in operating lease revenue.

The period over period increase in net gain on sales of lease assets was primarily due to gains of $3.0 million recognized on the sale of railcars to a major railway customer in January 2008 combined with approximately $401 thousand of gains recognized on the sale of tractors and trailers to two major customers during the second quarter of 2008. The net decline in operating lease revenue was mainly attributable to sales and run-off of the lease asset portfolio offset, in part, by the rise in revenues earned from increased utilization of the Company’s marine vessels.

Expenses

Total expenses for the first nine months of 2008 decreased by $1.9 million, or 30%, as compared to the first nine months of 2007. The net decrease in total expenses was mainly due to decreases in depreciation expense, professional fees, estimated state franchise and income taxes and provision for credit losses. The aforementioned decreases in expenses were partially offset by an increase in railcar maintenance expense.

The period over period decline in depreciation expense totaled $1.1 million and was the result of sales and continued run-off of the Company’s lease asset portfolio. Professional fees decreased by $303 thousand primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements which were completed by the third quarter of 2007. Further, state franchise and income tax expense decreased by $289 thousand primarily as a result of lower state franchise and income tax liability and estimated tax payments; and the $220 thousand decline in the provision for credit losses reflects the clearing of a reserve established for impaired gas compressors during the third quarter 2007.

The aforementioned decreases in expenses were partially offset by an increase in railcar maintenance expense totaling $118 thousand. The increase was mainly attributable to the impact of inflation on maintenance and repair costs.

Other

The Company recorded other income, net totaling $64 thousand and $65 thousand for the first nine months of 2008 and 2007, respectively, related to the change in the fair value of its interest swap contracts.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 11, 2008

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