Form 10-K
period 2008-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2009-03-26
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2009 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2008, 13,560,188 Units remain issued and outstanding.

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

Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (see Note 6 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company has incurred debt to finance the purchase of a portion of its equipment portfolio. The amount of borrowings in connection with any equipment acquisition transaction is determined by, among other things, the credit of the leases, the terms of the lease, the nature of the equipment and the condition of the money market. There is no limit on the amount of debt that may be incurred in connection with any single acquisition of equipment. However the Company may not incur aggregate outstanding indebtedness in excess of 50% of the total cost of all equipment as of the date of the final commitment of the offering proceeds and, thereafter, as of the date of any subsequent indebtedness is incurred. The Company has borrowed amounts within such maximum debt level in order to fund a portion of its equipment acquisitions. All such equipment acquisition debt had been repaid during 2007.

As of December 31, 2008, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

Narrative Description of Business

The Company had acquired various types of equipment to lease pursuant to “Operating” leases and “High Payout” leases, whereby “Operating” leases are defined as being leases in which the minimum lease payments during the initial lease term do not recover the full cost of the equipment and “High Payout” leases recover at least 90% of such cost. Guidelines provided by the offering indicated that a majority of the aggregate purchase price of equipment would represent equipment leased under “High Payout” leases upon final investment of the Net Proceeds of the Offering and that no more than 20% of the aggregate purchase price of equipment would be invested in equipment acquired from a single manufacturer.

The Company had purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2008, the Company had purchased equipment with a total acquisition price of $247.7 million.

The Company’s objective was to lease a minimum of 75% of the equipment acquired with the net proceeds of the offering to lessees that (i) have an average credit rating by Moody’s Investors Service of Baa or better, or the credit equivalent as determined by AFS, with the average rating weighted to account for the original equipment cost for each item leased or (ii) are established hospitals with histories of profitability or municipalities. The balance of the original equipment portfolio may include equipment leased to lessees which, although deemed creditworthy by AFS, would not satisfy the general credit rating criteria for the portfolio. In excess of 75% of the equipment acquired with the net proceeds of the offering (based on original purchase cost) was originally leased to lessees with an average credit rating of Baa or better or to such hospitals or municipalities, as described in (ii) above.

During 2008 and 2007, certain lessees generated significant portions of the Company’s operating lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2008	2007
Exsif Worldwide Inc.	Transportation, other (containers)	32%	29%
Bartlett Grain Company, L.P.	Railcars	15%	14%
Gulfmark Management, Inc. (Formerly Hornbeck)	Marine vessel	12%	16%

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

Equipment Leasing Activities – The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2008 and the industries to which the assets were leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,327	24.36%
Transportation, other	47,259	19.08%
Manufacturing	44,363	17.91%
Aircraft	38,535	15.56%
Gas compressors	13,848	5.59%
Material handling	11,018	4.45%
Point of sale / office automation	8,678	3.50%
Storage tanks	6,712	2.71%
Marine vessels	4,744	1.92%
Other	12,187	4.92%

	$247,671	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,327	24.36%
Transportation, air	38,535	15.56%
Manufacturing, other	35,204	14.21%
Transportation, other	27,538	11.12%
Transportation, containers	21,229	8.57%
Manufacturing, electronics	20,901	8.44%
Retail	18,056	7.29%
Natural gas	13,848	5.59%
Other	12,033	4.86%

	$247,671	100.00%

Through December 31, 2008, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Manufacturing	$46,288	$19,970	$47,061
Transportation, rail	41,122	31,269	18,802
Aircraft	38,535	8,667	16,856
Transportation, other	26,508	8,638	25,371
Point of sale / office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	6,966	6,902	1,265
Materials handling	6,946	2,017	6,648
Gas compressors	2,522	506	2,794
Other	10,513	3,679	12,287

	$202,344	$90,596	$142,011

*	Includes only those expenses directly related to the production of the related rents.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ending six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2008, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Company’s geographic revenues and assets and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2008, a total of 3,376 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2008. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2008. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2008 the value of the Company’s assets, calculated on this basis, was approximately $1.93 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were declared in November 2008, and were paid in December 2008. The annualized rate for distributions from 2008 operations was $0.30 per Unit. Periodic distributions were declared in July and December 2007, and were paid in August 2007 and January 2008, respectively. The cumulative rate for distributions from 2007 operations was $0.58 per Unit.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2008	2007
Net income per Unit, based on weighted average Units outstanding	$0.38	$0.06
Return of investment	(0.08)	0.52

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.30	0.58
Differences due to timing of distributions	—	(0.48)

Actual distributions paid per Unit	$0.30	$0.10

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of December 31, 2008, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

As of December 31, 2008, the Company receives or pays interest on an interest rate swap agreement with a notional principal totaling $718 thousand, based on the difference between a nominal rate of 7.41% and a variable rate of 0.62% at December 31, 2008. The fair value of the interest rate swaps totaled $12 thousand at December 31, 2008 and was recorded as a liability on the balance sheet with a corresponding unrealized gain/loss included in the statement of income in other income or loss. With the termination of the receivables funding program in January of 2007, the Company ceased to enter into any additional interest rate swap contracts.

Finally, the Company has access to certain sources of non-recourse debt financing, which the Company uses on a transaction basis as a means of mitigating credit risk, as the credit risk is effectively transferred to the lender who retains recourse against collateralized assets. The non-recourse debt financing consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by an assignment of lease payments and pledges of assets. At December 31, 2008, gross lease rentals totaled approximately $1.4 million over the remaining lease terms; and the carrying value of the pledged assets is $928 thousand. The note matures in 2010.

The Operating Agreement limits such borrowings to 50% of the total cost of equipment, in the aggregate. For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. See Item 5 and Note 10 to the financial statements, Members’ capital, as set forth in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding distributions.

At December 31, 2008, the Company had no commitments to purchase leased assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new leased assets.

Cash Flows

2008 vs. 2007

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2008 decreased by $1.0 million, or 20%, as compared to the prior year. The net decrease in cash flow was primarily due to a year over year decrease in operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation, and increased levels of accounts receivable offset, in part, by a year over year decline in payments made against accounts payable and accrued liabilities.

The decline in operating results, as adjusted for non-cash items, reduced cash flow by $1.1 million and was primarily a result of the drop in revenues from operating leases offset, in part, by decreases in operating expenses such as professional fees and state income and franchise taxes. The increase in accounts receivable reduced cash flow by $453 thousand and was primarily due to a rise in revenues earned from increased utilization of the Company’s marine vessels since April 2008.

Partially offsetting the aforementioned decreases in cash flow was an increase of $595 thousand attributable to a reduction in payments made on accounts payable and accrued liabilities during 2008 as compared to 2007. The decline was primarily a result of 2006 accruals related to maintenance costs paid in 2007, as well as a year over year decrease in amounts paid to AFS for deferred administrative costs.

Investing Activities

Net cash provided by investing activities increased by $2.9 million for 2008 as compared to the prior year. The net increase in cash flow was primarily due to a year over year increase in proceeds from the sale of lease assets totaling $3.5 million offset, in part, by an increase in the Company’s investment in direct financing leases totaling $314 thousand and a decrease in payments received on the Company’s investment in direct financing leases totaling $184 thousand.

The increase in proceeds from sales of lease assets was primarily due to $4.2 million of proceeds from the sale of close to 200 railcars to a major railway customer in January 2008. The Company recognized a $3.0 million gain on the sale as a result of the strong market demand for such railcars at the time of the transaction.

The increase in the Company’s investment in direct financing leases represents capitalized improvement costs associated with equipment under an operating lease that was terminated and renewed as a direct financing lease; and the decline in payments received on direct financing leases was largely a result of continued run-off and dispositions of direct finance lease assets.

Financing Activities

Net cash used in financing activities increased by $7.7 million for 2008 as compared to the prior year. The net increase in cash used (net decrease in cash flow) was primarily due to increases in distributions paid to Other Members and the Managing Member totaling $7.9 million and $660 thousand, respectively. Such distributions are based on cash available net of any short-term payables and reserves, and made at the discretion of the Managing Member. The increase in distributions paid was offset, in part, by a $786 thousand decline in cash used to repay the Company’s outstanding non-recourse debt.

Results of Operations

As of December 31, 2008 and 2007, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2008	2007
Transportation, containers	46%	40%
Transportation, rail	40%	45%

During 2008 and 2007, certain lessees generated significant portions of the Company’s operating lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2008	2007
Exsif Worldwide Inc.	Transportation, other (containers)	32%	29%
Bartlett Grain Company, L.P.	Railcars	15%	14%
Gulfmark Management, Inc. (Formerly Hornbeck)	Marine vessel	12%	16%

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be recovered in future years to the extent of the cumulative limit. Accordingly, the Company has not recorded an obligation for such contingent reimbursement, which totaled approximately $1.7 million, as of December 31, 2008.

2008 versus 2007

The Company had net income of $5.5 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively. The results for 2008 reflect an increase in total revenues and a decline in operating expenses when compared to the prior year.

Revenues

Total revenues for 2008 increased by $1.8 million, or 19%, as compared to the prior year. The net increase in total revenues was primarily a result of a $3.3 million increase in net gains on sales of lease assets offset, in part, by a $1.4 million decrease in operating lease revenue.

The year over year increase in net gain on sales of lease assets was primarily due to gains of $3.0 million recognized on the sale of railcars to a major railway customer in January 2008. In addition, there were also approximately $346 thousand of gains recognized on the sale of tractors and trailers during the second and third quarters of 2008. The net decline in operating lease revenue was mainly attributable to sales and run-off of the lease asset portfolio offset, in part, by the rise in revenues earned from increased utilization of the Company’s marine vessels.

Expenses

Total expenses for 2008 decreased by $2.2 million, or 28%, as compared to the prior year. The net decrease in total expenses was mainly due to decreases in depreciation expense, professional fees, provision for credit losses and estimated state franchise and income taxes. The aforementioned decreases in expenses were partially offset by increases in railcar maintenance expense and the provision for doubtful accounts.

The year over year decline in depreciation expense totaled $1.6 million and was the result of sales and continued run-off of the Company’s lease asset portfolio. Professional fees decreased by $314 thousand primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior years’ financial statements which were completed by the third quarter of 2007.

The $290 thousand decline in the provision for credit losses reflects the clearing of a reserve established for impaired gas compressors during the third quarter of 2007; and the $181 thousand reduction in state franchise and income tax expense reflects a year over year decrease in state franchise and income tax liability and estimated tax payments.

The aforementioned decreases in expenses were partially offset by increases in railcar maintenance expense and the provision for doubtful accounts totaling $177 thousand and $89 thousand, respectively. The increase in railcar maintenance expense was mostly attributable to increases in labor and repair costs; and the increase in the provision reflects a year over year decline in recoveries of previously reserved delinquencies; such recoveries, when occurring, are recorded as an offset to the current year provision. As such, 2008 activity reflects a decrease in year over year delinquencies.

Other

The Company recorded other income, net totaling $79 thousand and $71 thousand for 2008 and 2007, respectively, related to the change in the fair value of its interest swap contracts.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”) which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company is in the final stages of liquidation and does not anticipate the adoption of SFAS 141R to impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s leased assets are expensed as incurred.

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

The Company earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Initial direct costs:

In prior years, the Company capitalized initial direct costs (“IDC”) associated with the origination and funding of lease assets as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC included both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

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

Item 8.	FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 25, 2009

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$1,748	$4,709
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2008 and $38 as of December 31, 2007	1,225	941
Prepaid expenses and other assets	12	15
Investments in equipment and leases, net of accumulated depreciation of $35,115 as of December 31, 2008 and $37,795 as of December 31, 2007	12,386	16,281

Total assets	$15,371	$21,946

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$818	$1,247
Accrued distributions to Other Members	—	6,448
Other	584	525
Accrued interest payable	3	6
Non-recourse debt	1,154	1,932
Interest rate swap contracts	12	91
Unearned operating lease income	93	99

Total liabilities	2,664	10,348

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,707	11,598

Total Members’ capital	12,707	11,598

Total liabilities and Members’ capital	$15,371	$21,946

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	2008	2007
Revenues:
Leasing activities:
Operating leases	$7,434	$8,879
Direct financing leases	4	27
Gain on sales of assets	3,522	226
Interest	62	91
Other revenue	45	39

Total revenues	11,067	9,262
Expenses:
Depreciation of operating lease assets	2,451	4,098
Provision for losses and impairments	—	290
Interest expense	223	281
Asset management fees to Managing Member	295	258
Vessel maintenance	672	700
Railcar maintenance	704	527
Cost reimbursements to Managing Member	679	679
Amortization of initial direct costs	3	12
Professional fees	233	547
Insurance	63	84
Reversal of provision for doubtful accounts	(4)	(93)
Taxes on income and franchise fees	58	239
Other	263	227

Total operating expenses	5,640	7,849

Net income from operations	5,427	1,413
Other income, net	79	71

Net income	$5,506	$1,484

Net income:
Managing Member	$330	$633
Other Members	5,176	851

	$5,506	$1,484

Net income per Limited Liability Company Unit (Other Members)	$0.38	$0.06
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	13,560,188	$18,550	$—	$18,550
Distributions to Other Members ($0.58 per Unit)	—	(7,803)	—	(7,803)
Distributions to Managing Member	—	—	(633)	(633)
Net income	—	851	633	1,484

Balance December 31, 2007	13,560,188	11,598	—	11,598
Distributions to Other Members ($0.30 per Unit)	—	(4,067)	—	(4,067)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	5,176	330	5,506

Balance December 31, 2008	13,560,188	$12,707	$—	$12,707

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
Operating activities:
Net income	$5,506	$1,484
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(3,522)	(226)
Depreciation of operating lease assets	2,451	4,098
Amortization of unearned income on direct finance leases	(4)	(27)
Amortization of initial direct costs	3	12
Change in fair value of interest rate swap contracts	(79)	(71)
Provision for doubtful accounts	(4)	(93)
Provision for losses and impairments	—	290
Changes in operating assets and liabilities:
Accounts receivable	(280)	173
Prepaid expenses and other assets	3	61
Accounts payable, Managing Member	94	(266)
Accounts payable, other	59	(176)
Accrued interest payable	(3)	(23)
Unearned operating lease income	(6)	7

Net cash provided by operating activities	4,218	5,243

Investing activities:
Proceeds from sales of lease assets	5,200	1,749
Payments received on direct financing leases	97	281
Purchases of equipment on operating leases	(16)	(6)
Purchases of equipment on direct financing leases	(314)	—

Net cash provided by investing activities	4,967	2,024

Financing activities:
Repayments of non-recourse debt	(778)	(1,564)
Distributions to Other Members	(10,515)	(2,659)
Distributions to Managing Member	(853)	(193)

Net cash used in financing activities	(12,146)	(4,416)

Net (decrease) increase in cash and cash equivalents	(2,961)	2,851
Cash and cash equivalents at beginning of year	4,709	1,858

Cash and cash equivalents at end of year	$1,748	$4,709

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$39	$295

Cash paid during the year for interest	$226	$305

Schedule of non-cash transactions:
Distributions declared to Managing Member at year end	$—	$523

Distributions declared to Other Members at year end	$—	$6,448

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2008, 13,560,188 Units were issued and outstanding.

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

Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (see Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2008, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2008 and 2007, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s leased assets are expensed as incurred.

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

The Company earns revenues from its fleet of marine vessels based on utilization of the vessels. Such contingent rentals and the associated expenses are recorded when earned and/or incurred.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Derivative financial instruments:

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Originally designated as cash flow hedges, the change in the fair value of the swaps was recorded in Accumulated Other Comprehensive Income (“AOCI”). In September 2004, the swaps were deemed ineffective and the Company de-designated the original hedge relationships. Accordingly, previous adjustments to AOCI were recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest bearing instruments). Since the de-designation, the change in the fair value of the swaps is recognized as a gain or loss in current earnings during the period of change. See Note 8, Receivables funding program, for further information regarding interest rate swaps.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2008 and 2007, the related provision for state income taxes was approximately $58 thousand and $239 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2008 and 2007 as follows (in thousands).

	2008	2007
Financial statement basis of net assets	$12,707	$11,598
Tax basis of net assets (unaudited)	8,624	10,129

Difference	$4,083	$1,469

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the net income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net income per financial statements	$5,506	$1,484
Tax adjustments (unaudited):
Adjustment to depreciation expense	2,181	212
Provision for losses and doubtful accounts	(38)	(92)
Adjustments to revenues / other expenses	11	(2,932)
Adjustments to gain on sales of assets	1,679	1,519

Net income per federal tax return (unaudited)	$9,339	$191

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Other income, net:

Other income, net is comprised of fair value adjustments on interest rate swap contracts.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company is in the final stages of liquidation and does not anticipate the adoption of SFAS 141R to impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2008 and 2007, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2008	2007
Transportation, containers	46%	40%
Transportation, rail	40%	45%

Three customers comprised 59% of the Company’s revenues from leases for each of the years ended December 31, 2008 and 2007.

4. Reserves, impairment losses and provisions for doubtful accounts:

Activity in the reserve for losses and impairments and allowances for doubtful accounts consists of the following (in thousands):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts
Balance December 31, 2006	$662	$131
Provision (adjustment to provision)	290	(93)
Charge offs	(882)	—

Balance December 31, 2007	70	38
Adjustment to provision	—	(4)
Charge offs	—	(34)

Balance December 31, 2008	$70	$—

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$15,796	$(1,605)	$(2,450)	$11,741
Net investment in direct financing leases	379	157	(93)	443
Assets held for sale or lease, net	103	100	(1)	202
Initial direct costs, net of accumulated amortization of $27 at December 31, 2008 and $108 at December 31, 2007	3	—	(3)	—

Total	$16,281	$(1,348)	$(2,547)	$12,386

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. At December 31, 2008 and December 31, 2007, the Company had an impairment loss reserve of $70 thousand related to railcars.

Depreciation expense and impairment losses on property subject to operating leases and assets held for sale or lease consist of the following for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Depreciation of operating lease assets	$2,451	$4,098
Impairment losses	—	290

Total	$2,451	$4,388

All of the property on lease was acquired during the period 1999 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Transportation, rail	$23,822	$16	$(5,792)	$18,046
Containers	20,952	—	(106)	20,846
Transportation, other	5,020	—	—	5,020
Materials handling	1,041	—	(101)	940
Other	2,300	—	(1,660)	640

	53,135	16	(7,659)	45,492
Less accumulated depreciation	(37,339)	(2,450)	6,038	(33,751)

Total	$15,796	$(2,434)	$(1,621)	$11,741

The average estimated residual value for assets on operating leases was 21% and 22% of the assets’ original cost at December 31, 2008 and December 31, 2007, respectively.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2008, investment in direct financing leases consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Total minimum lease payments receivable	$435	$49
Estimated residual values of leased equipment (unguaranteed)	10	334

Investment in direct financing leases	445	383
Less unearned income	(2)	(4)

Net investment in direct financing leases	$443	$379

At December 31, 2008, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Financing Leases	Total
Year ending December 31, 2009	$2,401	$97	$2,498
2010	1,724	97	1,821
2011	1,170	97	1,267
2012	722	97	819
2013	409	47	456
Thereafter	856	-	856

	$7,282	$435	$7,717

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Containers	20 - 30
Transportation, other	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. Accordingly, the Company has not recorded an obligation for such contingent reimbursement, which totaled approximately $1.7 million, as of December 31, 2008.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Asset management fees to Managing Member	$295	$258
Cost reimbursements to Managing Member	679	679

	$974	$937

7. Non-recourse debt:

At December 31, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2008, gross lease rentals totaled approximately $1.4 million over the remaining lease terms; and the carrying value of the pledged assets is $928 thousand. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2009	$756	$56	$812
2010	398	8	406

	$1,154	$64	$1,218

8. Receivables funding program:

In 1999, the Company established a $40 million receivables funding program (“Program”) (which was subsequently increased to a maximum of $125 million in July 2000) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. Under the terms of the Program, the lenders received a general lien against all of the otherwise unencumbered assets of the Company. The Program provided for borrowing at a variable interest rate and required the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The program expired as to new borrowings in January 2002 and was fully terminated in January 2007.

As of December 31, 2008, the Company receives or pays interest on an interest rate swap agreement with a notional principal totaling $718 thousand, based on the difference between a nominal rate of 7.41% and a variable rate of 0.62% at December 31, 2008. As of December 31, 2007, the Company had interest rate swap agreements to receive or pay interest on a notional principal totaling $3.9 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 4.57% at December 31, 2007. No actual borrowing or lending is involved. The termination of swaps was to coincide with the maturity of the debt. The differential to be paid or received is accrued as interest rates change and is recognized currently in earnings. Through the swap agreements, the interest rates on historical borrowings were effectively fixed.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Receivables funding program (continued):

The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to earnings. The interest rate swaps are carried at fair value on the balance sheet with unrealized gain/loss included in the statement of income line item other income (loss), net.

Borrowings under the program are as follows (in thousands):

Date Borrowed	Original Amount Borrowed	Balance December 31, 2008	Notional Balance December 31, 2008	Swap Value December 31, 2008	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	—
12/21/1999	20,000	—	718	(12)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	—	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	—	—	—
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	—	—	—
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$718	$(12)

Date Borrowed	Original Amount Borrowed	Balance December 31, 2007	Notional Balance December 31, 2007	Swap Value December 31, 2007	Payment Rate On Interest Swap Agreement
11/11/1999	$20,000	$—	$—	$—	—
12/21/1999	20,000	—	3,467	(88)	7.41%
12/24/1999	25,000	—	—	—	—
4/17/2000	6,500	—	5	—	—
4/28/2000	1,900	—	—	—	—
8/3/2000	19,000	—	291	(3)	7.50%
10/31/2000	7,500	—	—	—	—
1/29/2001	8,000	—	—	—	—
6/1/2001	2,000	—	—	—	—
9/1/2001	9,000	—	143	—	4.35%
1/31/2002	3,900	—	—	—	*

	$122,800	$—	$3,906	$(91)

*	Under the terms of the Program, no interest rate swap agreements were required for these borrowings.

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

10. Members’ capital:

As of December 31, 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except per Unit data):

	2008	2007
Distributions declared	$4,067	$7,803
Weighted average number of Units outstanding	13,560,188	13,560,188

Weighted average distributions per Unit	$0.30	$0.58

11. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments (continued):

At December 31, 2008, the Company’s only financial instrument that requires measurement on a recurring or non-recurring basis under SFAS 157 was its interest rate swap contracts. Such estimate of measurement methodology is as follows:

Interest rate swaps

The fair value of interest rate swaps is estimated by the counterparty using inputs that are defined or that can be corroborated by observable market data. Accordingly, such swap contracts are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurement of instruments measured at fair value on a recurring basis and the level within the SFAS 157 hierarchy in which the fair value measurements fall at December 31, 2008 (in thousands):

	December 31, 2008	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Liabilities:
Interest rate swaps	$12	$—	$12	$—

Alternatively, the following disclosure of the estimated fair value of financial instruments not measured under SFAS 157 is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Company’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt:

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the Company’s estimated current incremental borrowing rates for similar types of borrowing arrangements.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,748	$1,748	$4,709	$4,709
Financial liabilities:
Non-recourse debt	1,154	1,191	1,932	1,971
Interest rate swap contracts	12	12	91	91

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T). CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ALC and AFS is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performed distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2008 and 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2008 and 2007. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2008 and 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2008	2007
Audit fees	$68	$61
Other	15	1

	$83	$62

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Income for the years ended December 31, 2008 and 2007

Statements of Changes in Members’ Capital for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus filed as exhibit 28.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-62477), is hereby incorporated herein by reference

(14.1)	Code of Ethics

(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2009

ATEL Capital Equipment Fund VIII, LLC

(Registrant)

By:	ATEL Financial Services, LLC, Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2009

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2009

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 25, 2009

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.