Form 10-Q
period 2009-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2009-05-14
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2009 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,194	$1,748
Accounts receivable	879	1,225
Prepaid expenses	8	12
Investments in equipment and leases, net of accumulated depreciation of $35,185 as of March 31, 2009 and $35,115 as of December 31, 2008	12,067	12,386

Total assets	$15,148	$15,371

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$816	$818
Other	866	584
Accrued interest payable	3	3
Non-recourse debt	970	1,154
Interest rate swap contracts	—	12
Unearned operating lease income	148	93

Total liabilities	2,803	2,664

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,345	12,707

Total Members’ capital	12,345	12,707

Total liabilities and Members’ capital	$15,148	$15,371

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Leasing activities:
Operating leases	$1,598	$1,659
Direct financing leases	—	2
(Loss) gain on sales of assets	(37)	3,036
Interest	1	27
Other revenue	1	2

Total revenues	1,563	4,726

Expenses:
Depreciation of operating lease assets	554	732
Interest expense	30	66
Asset management fees to Managing Member	53	59
Vessel maintenance	157	23
Railcar maintenance	157	180
Cost reimbursements to Managing Member	679	679
Amortization of initial direct costs	—	1
Professional fees	67	87
Insurance	28	9
Reversal of provision for doubtful accounts	—	(4)
Taxes on income and franchise fees	121	10
Other	91	25

Total operating expenses	1,937	1,867

Net (loss) income from operations	(374)	2,859
Other income (loss), net	12	(1)

Net (loss) income	$(362)	$2,858

Net (loss) income:
Managing Member	$—	$—
Other Members	(362)	2,858

	$(362)	$2,858

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.03)	$0.21
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	13,560,188	$11,598	$—	$11,598
Distributions to Other Members ($0.30 per Unit)	—	(4,067)	—	(4,067)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	5,176	330	5,506

Balance December 31, 2008	13,560,188	12,707	—	12,707
Net loss	—	(362)	—	(362)

Balance March 31, 2009	13,560,188	$12,345	$—	$12,345

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(362)	$2,858
Adjustment to reconcile net (loss) income to cash provided by operating activities:
(Loss) gain on sales of assets	37	(3,036)
Depreciation of operating lease assets	554	732
Amortization of unearned income on direct finance leases	—	(2)
Amortization of initial direct costs	—	1
Change in fair value of interest rate swap contracts	(12)	1
Reversal of provision for doubtful accounts	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	346	192
Prepaid expenses and other assets	4	10
Accounts payable, Managing Member	(2)	137
Accounts payable, Affiliates	—	26
Accounts payable, other	282	(156)
Accrued interest payable	—	(1)
Unearned operating lease income	55	14

Net cash provided by operating activities	902	772

Investing activities:
Proceeds from sales of lease assets	83	4,245
Payments received on direct finance leases	24	30
Purchases and additions to equipment on operating leases	(379)	—

Net cash (used in) provided by investing activities	(272)	4,275

Financing activities:
Repayments of non-recourse debt	(184)	(226)
Distributions to Other Members	—	(6,447)
Distributions to Managing Member	—	(523)

Net cash used in financing activities	(184)	(7,196)

Net increase (decrease) in cash and cash equivalents	446	(2,149)
Cash and cash equivalents at beginning of period	1,748	4,709

Cash and cash equivalents at end of period	$2,194	$2,560

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$10

Cash paid during the period for interest	$30	$67

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2009, 13,560,188 Units were issued and outstanding.

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

Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (See Note 4). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2009 the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

Segment reporting:

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

Other income (loss), net:

Other income (loss), net consists of fair value adjustments on interest rate swap contracts.

Per Unit data:

Net (loss) income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company for its second quarter 2009 interim reporting period. The Company is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Company’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$11,741	$235	$(554)	$11,422
Net investment in direct financing leases	443	—	(24)	419
Assets held for sale or lease, net	272	(46)	—	226
Impairment loss reserve	(70)	70	—	—

Total	$12,386	$259	$(578)	$12,067

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of assets is determined based on the sum of the discounted estimated future cash flow of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets at March 31, 2009. As of December 31, 2008, the Company carried an impairment loss reserve of $70 thousand which was recorded in 2007. The reserve was related to railcars which were subsequently sold during the first quarter of 2009.

Depreciation expense on property subject to operating leases and property held for lease or sale was $554 thousand and $732 thousand for the three months ended March 31, 2009 and 2008, respectively.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Containers	$20,846	$—	$(64)	$20,782
Transportation, rail	18,046	—	(1,651)	16,395
Transportation, other	5,020	379	—	5,399
Materials handling	940	—	—	940
Other	640	—	—	640

	45,492	379	(1,715)	44,156
Less accumulated depreciation	(33,751)	(554)	1,571	(32,734)

Total	$11,741	$(175)	$(144)	$11,422

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at March 31, 2009 and December 31, 2008.

Direct financing leases:

As of March 31, 2009, investment in direct financing leases consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$411	$435
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	421	445
Less unearned income	(2)	(2)

Net investment in direct financing leases	$419	$443

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

At March 31, 2009, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$1,755	$72	$1,827
Year ending December 31, 2010	1,722	97	1,819
2011	1,170	97	1,267
2012	722	97	819
2013	409	48	457
2014	243	—	243
Thereafter	613	—	613

	$6,634	$411	$7,045

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30-35
Containers	20-30
Transportation, other	20-30
Materials handling	7-10
Other	7-10

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. Accordingly, the Company has not recorded an obligation for such contingent reimbursement, which totaled approximately $1.1 million, as of March 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

During the three months ended March 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Asset management fees to Managing Member	$53	$59
Cost reimbursements to Managing Member	679	679

	$732	$738

5. Non-recourse debt:

At March 31, 2009, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2009, gross lease rentals totaled approximately $1.2 million over the remaining lease terms; and the carrying value of the pledged assets is $902 thousand. The note matures in 2010.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2009	$572	$37	$609
Year ending December 31, 2010	398	8	406

	$970	$45	$1,015

6. Receivables funding program:

In 1999, the Company entered into a receivables funding program (the “Program”) with a third party receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. The Program provided for borrowing at a variable interest rate and required the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The program expired as to new borrowings in January 2002 and was terminated in January 2007 with the interest rate swap agreements remaining in effect through March 2009. The interest rate swap agreements had effectively fixed the variable interest rates on the Company’s borrowings. As of March 31, 2009, all such agreements have terminated. At March 31, 2008, the Company had interest rate swap agreements with a notional principal totaling $3.0 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 2.62% at March 31, 2008. No actual borrowing or lending is involved. The interest paid or received on the swap contracts was accrued as interest rates changed. The interest rate swaps were carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

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

8. Members’ capital:

As of March 31, 2009 and 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

There were no distributions declared during the three months ended March 31, 2009 and 2008. However, distributions declared and accrued at year-end 2007 totaling $6.4 million were paid to Other Members during the three months ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

As of March 31, 2009, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Company had a net loss of $362 thousand for the first quarter of 2009 as compared to net income of $2.9 million for the first quarter of 2008. The results for the first quarter of 2009 reflect a significant reduction in total revenues and a slight increase in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2009 decreased by $3.2 million, or 67%, as compared to the prior year period. The net decline in total revenues was primarily a result of a $3.1 million decrease in net gains on sales of lease assets and a $61 thousand decrease in operating lease revenues.

The period over period decrease in net gain on sales of lease assets was primarily due to first quarter 2008 gains, totaling $3.0 million, recognized on the sale of railcars to a major railway customer; and the decline in operating lease revenue was mainly attributable to run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for the first quarter of 2009 increased by $70 thousand, or 4%, as compared to the prior year period. The net increase in total expenses was primarily due to increases in vessel maintenance costs, taxes and franchise fees, other expense and insurance costs. These increases were partially offset by decreases in depreciation expense, interest expense, railcar maintenance costs and professional fees.

The increase in the cost of operating and maintaining the Company’s marine vessel totaled $134 thousand and was primarily due to a period over period increase in vessel activity. Moreover, taxes and franchise fees, other expense and insurance costs increased by $111 thousand, $66 thousand and $19 thousand, respectively. The increase in taxes and franchise fees reflects a period over period increase in state franchise and income tax liability and estimated tax payments. The increase in other expense was mostly due to higher property taxes and management fees associated with the marine vessel as well as higher storage, freight and shipping costs related to the Company’s railcars; and the increase in insurance costs was related to a period over period increase in insuring the marine vessel.

The aforementioned increases in expenses were offset, in part, by decreases in depreciation and interest expenses, railcar maintenance costs and professional fees totaling $178 thousand, $36 thousand, $23 thousand and $20 thousand, respectively.

Depreciation expense decreased as a result of continued run-off of the Company’s lease portfolio and sales of lease assets; and interest expense declined due to the continued paydown of the Company’s non-recourse debt. In addition, railcar maintenance costs were reduced largely due to the continued run-off and dispositions of the Company’s fleet of railcars; and professional fees declined mainly as a result of a period over period reduction in audit related fees.

Other

The Company recorded other income, net totaling $12 thousand and other loss, net totaling $1 thousand for the first quarters of 2009 and 2008, respectively, related to the change in the fair value of its interest swap contracts. Such interest swap contracts all terminated during the first quarter of 2009.

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

The change in the Company’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities increased by $130 thousand, or 17%, for the first quarter of 2009 as compared to the prior year period. The net increase in cash flow was primarily due to increases in accounts payable and accrued liabilities, collections of accounts receivable, and unearned lease income offset, in part, by a decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation.

The increase in accounts payable and accrued liabilities improved cash flow by $273 thousand and was largely due to accrued costs related to refurbishing the Company’s marine vessel. Similarly, the increase in collection of accounts receivable increased cash by $154 thousand and was primarily a result of higher amounts of billings accrued at year-end 2008 versus 2007. Accordingly, this resulted in higher amounts of receivable collected during the first quarter of 2009 versus the prior year period. Finally, the increase in unearned lease income totaled $41 thousand and was a result of a period over period increase in unearned rents received.

The aforementioned increases in cash were offset, in part, by lower net operating results, as adjusted for non-cash items, which reduced cash by $333 thousand, primarily due to increased vessel maintenance fees, higher taxes and franchise fees combined with lower operating lease income.

•	Investing Activities

Net cash used in investing activities totaled $272 thousand for the first quarter of 2009 as compared to cash provided by investing activities of $4.3 million during the prior year period, a decrease of $4.5 million. The net decrease in cash was primarily due to a $4.2 million period over period decline in proceeds from the sale of lease assets combined with a $379 thousand increase in operating lease assets.

The decline in proceeds from sales of lease assets was primarily due to first quarter 2008 proceeds from the sale of approximately 200 railcars to a major railway customer in January 2008; and the increase in operating lease assets represents capitalized improvement costs associated with the Company’s marine vessel.

•	Financing Activities

Net cash used in financing activities decreased by $7.0 million, or 97%, for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to the timing of payments of distributions to both Other Members and Managing Member. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes. For detailed information on the Company’s debt obligations, see Note 5, Non-recourse debt, as set forth in Item 1. Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

At March 31, 2009, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

2. Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	CertificationPursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	CertificationPursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2009

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