Form 10-Q
period 2009-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2009-08-14
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Liability Company Units outstanding as of July 31, 2009 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,569	$1,748
Accounts receivable, net of allowance for doubtful accounts of $52 as of June 30, 2009 and $0 as of December 31, 2008	869	1,225
Prepaid expenses	2	12
Investments in equipment and leases, net of accumulated depreciation of $33,632 as of June 30, 2009 and $35,115 as of December 31, 2008	11,703	12,386

Total assets	$15,143	$15,371

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$795	$818
Affiliates	1	—
Other	685	584
Accrued interest payable	2	3
Non-recourse debt	782	1,154
Interest rate swap contracts	—	12
Unearned operating lease income	59	93

Total liabilities	2,324	2,664

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,819	12,707

Total Members’ capital	12,819	12,707

Total liabilities and Members’ capital	$15,143	$15,371

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$1,539	$1,731	$3,137	$3,390
Direct financing leases	11	2	11	4
Gain (loss) on sales of assets	—	430	(37)	3,466
Interest	—	14	1	41
Other	1	1	2	3

Total revenues	1,551	2,178	3,114	6,904

Expenses:
Depreciation of operating lease assets	341	649	895	1,381
Interest expense	16	64	46	130
Asset management fees to Managing Member	35	77	88	136
Marine vessel maintenance and other operating costs	297	162	454	185
Railcar and equipment maintenance	139	141	296	321
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	—	1	—	2
Professional fees	27	58	94	145
Insurance	17	12	45	21
Provision for doubtful accounts	52	4	52	—
Franchise fees and state taxes	67	(10)	188	—
Other	86	73	177	98

Total operating expenses	1,077	1,231	3,014	3,098

Net income from operations	474	947	100	3,806
Other income, net	—	42	12	41

Net income	$474	$989	$112	$3,847

Net income:
Managing Member	$—	$—	$—	$—
Other Members	474	989	112	3,847

	$474	$989	$112	$3,847

Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.07	$0.01	$0.28
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2007	13,560,188	$11,598	$—	$11,598
Distributions to Other Members ($0.30 per Unit)	—	(4,067)	—	(4,067)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	5,176	330	5,506

Balance December 31, 2008	13,560,188	12,707	—	12,707
Net income	—	112	—	112

Balance June 30, 2009	13,560,188	$12,819	$—	$12,819

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net income	$474	$989	$112	$3,847
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	—	(430)	37	(3,466)
Depreciation of operating lease assets	341	649	895	1,381
Amortization of unearned income on direct finance leases	(11)	(2)	(11)	(4)
Amortization of initial direct costs	—	1	—	2
Change in fair value of interest rate swap contracts	—	(42)	(12)	(41)
Provision for doubtful accounts	52	4	52	—
Changes in operating assets and liabilities:
Accounts receivable	(42)	(155)	304	37
Prepaid expenses and other assets	6	1	10	11
Accounts payable, Managing Member	(21)	(83)	(23)	54
Accounts payable, affiliates	1	(25)	1	1
Accounts payable, other	(181)	21	101	(135)
Accrued interest payable	(1)	(1)	(1)	(2)
Unearned operating lease income	(89)	(44)	(34)	(30)

Net cash provided by operating activities	529	883	1,431	1,655

Investing activities:
Proceeds from sales of lease assets	—	714	83	4,959
Payments received on direct financing leases	35	19	59	49
Capital improvements to equipment on operating leases	(1)	(16)	(380)	(16)

Net cash provided by (used in) investing activities	34	717	(238)	4,992

Financing activities:
Repayments of non-recourse debt	(188)	(193)	(372)	(419)
Distributions to Other Members	—	(1)	—	(6,448)
Distributions to Managing Member	—	—	—	(523)

Net cash used in financing activities	(188)	(194)	(372)	(7,390)

Net increase (decrease) in cash and cash equivalents	375	1,406	821	(743)
Cash and cash equivalents at beginning of period	2,194	2,560	1,748	4,709

Cash and cash equivalents at end of period	$2,569	$3,966	$2,569	$3,966

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$217	$29	$219	$39

Cash paid during the period for interest	$17	$64	$47	$131

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2009, 13,560,188 Units were issued and outstanding.

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

As of June 30, 2009, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

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

Other income, net:

Other income, net consists of fair value adjustments on interest rate swap contracts.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Company.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Company’s financial position, results of operations or cash flows. See Note 10.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period. The adoption of FSP No. 157-4 had no impact on the Company’s financial position, results of operations or cash flows.

April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$11,741	$(156)	$ (894)	$10,691
Net investment in direct financing leases	443	40	(48)	435
Assets held for sale or lease, net	272	306	(1)	577
Impairment loss reserve	(70)	70	—	—

Total	$12,386	$260	$ (943)	$11,703

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of assets is determined based on the sum of the discounted estimated future cash flow of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets at June 30, 2009. As of December 31, 2008, the Company carried an impairment loss reserve of $70 thousand which was recorded in 2007. The reserve was related to railcars which were subsequently sold during the first quarter of 2009.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $341 thousand and $649 thousand for the respective three months ended June 30, 2009 and 2008, and $895 thousand and $1.4 million for the respective six months ended June 30, 2009 and 2008.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Containers	$20,846	$ —	$ (2,961)	$17,885
Transportation, rail	18,046	—	(64)	17,982
Transportation, other	5,020	380	(1,067)	4,333
Materials handling	940	—	(867)	73
Other	640	—	—	640

	45,492	380	(4,959)	40,913
Less accumulated depreciation	(33,751)	(894)	4,423	(30,222)

Total	$11,741	$ (514)	$ (536)	$10,691

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at June 30, 2009 and December 31, 2008, respectively.

The Company earns revenues from its fleet of marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $816 thousand and $855 thousand for the respective three months ended June 30, 2009 and 2008; and $1.4 million and $1.5 million for the respective six months ended June 30, 2009 and 2008.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2009 and December 31, 2008, investment in direct financing leases consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$561	$435
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	571	445
Less unearned income	(136)	(2)

Net investment in direct financing leases	$435	$443

There were no net investments in direct financing leases in nonaccrual status as of June 30, 2009 and December 31, 2008.

At June 30, 2009, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$1,780	$80	$1,860
Year ending December 31, 2010	2,981	158	3,139
2011	1,693	158	1,851
2012	722	117	839
2013	409	48	457
2014	243	—	243
Thereafter	613	—	613

	$8,441	$561	$9,002

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Containers	20 - 30
Transportation, other	20 - 30
Materials handling	7 - 10
Other	7 - 10

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

During the three and six months ended June 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Asset management fees to Managing Member	$35	$77	$88	$136
Cost reimbursements to Managing Member	—	—	679	679

	$35	$77	$767	$815

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.3 million excess reimbursable administrative expenses as of June 30, 2009.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt:

At June 30, 2009 and December 31, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2009, gross lease rentals totaled approximately $922 thousand over the remaining lease terms; and the carrying value of the pledged assets is $879 thousand. The note matures in 2010.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the registrant to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the registrant does not guarantee (nor is the registrant otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the registrant. Although the registrant does not have any direct general liability in connection with the non-recourse note apart from the security granted, the registrant is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the registrant’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by the such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the registrant in connection with this non-recourse obligation, the registrant does not believe there are any material covenants that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2009	$384	$22	$406
Year ending December 31, 2010	398	8	406

	$782	$30	$812

6. Receivables funding program:

In 1999, the Company entered into a receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. The RF Program provided for borrowing at a variable interest rate and required the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The RF Program expired as to new borrowings in January 2002 and was terminated in January 2007 with the interest rate swap agreements remaining in effect through March 2009. The interest rate swap agreements had effectively fixed the variable interest rates on the Company’s borrowings. As of March 31, 2009, all such agreements have terminated. At June 30, 2008, the Company had interest rate swap agreements with a notional principal totaling $2.2 million, based on the difference between nominal rates ranging from 4.35% to 7.50% and a variable rate of 2.65% at June 30, 2008. No actual borrowing or lending was involved. The interest paid or received on the swap contracts was accrued as interest rates changed. The interest rate swaps were carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

7. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

7. Guarantees (continued):

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

8. Members’ capital:

As of June 30, 2009 and December 31, 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

There were no distributions declared during the three and six months ended June 30, 2009 and 2008. However, distributions declared and accrued at year-end 2007 totaling $6.4 million were paid to Other Members during the three months ended March 31, 2008.

9. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Company implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value of financial instruments (continued):

At June 30, 2009, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

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

Alternatively, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the Company’s financial statements and related notes.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,569	$2,569	$1,748	$1,748

Financial liabilities:
Non-recourse debt	782	800	1,154	1,191
Interest rate swap contracts	—	—	12	12

10. Subsequent events:

The Company has evaluated events subsequent to June 30, 2009 through August 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

As of June 30, 2009, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Company had net income of $474 thousand and $989 thousand for the second quarters of 2009 and 2008, respectively. The results for the second quarter of 2009 reflect a significant reduction in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2009 decreased by $627 thousand, or 29%, as compared to the prior year period. The net decline in total revenues was primarily a result of a $430 thousand decrease in net gains on sales of lease assets and a $192 thousand decrease in operating lease revenues.

Net gain on sales of lease assets declined largely due to reduced demand for the Company’s assets as a result of the current weak economic environment; and the reduction in operating lease revenue was mainly attributable to run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for the second quarter of 2009 decreased by $154 thousand, or 13%, as compared to the prior year period. The net decrease in total expenses was primarily due to decreases in depreciation expense, interest expense, management fees paid to AFS and professional fees. These decreases were partially offset by increases in vessel maintenance costs, taxes and franchise fees, and the provision for doubtful accounts.

Depreciation expense decreased by $308 thousand as a result of continued run-off of the Company’s lease portfolio; and interest expense declined by $48 thousand due to the continued paydown of the Company’s non-recourse debt. In addition, management fees paid to AFS declined by $42 thousand mainly due to the absence of current year incentive fees as there have not been any distributions declared or paid during the second quarter of 2009. Lastly, professional fees declined by $31 thousand mainly as a result of a period over period reduction in audit related fees.

Partially offsetting the above decreases in expenses was an increase in costs related to operating and maintaining the Company’s marine vessel, which was higher by $135 thousand primarily as a result of a period over period increase in costs to prepare a vessel for a new lessee. Moreover, taxes and franchise fees, and the provision for doubtful accounts increased by $77 thousand and $48 thousand, respectively. The increase in taxes and franchise fees reflects a period over period increase in state franchise and income tax liability and estimated tax payments; and the increase in the provision for doubtful accounts reflects a provision established for uncollected property taxes.

Other

For the second quarter of 2008, the Company recorded other income, net totaling $42 related to the change in the fair value of its interest swap contracts. Such interest swap contracts all terminated during the first quarter of 2009.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Company had net income of $112 thousand and $3.8 million for the first six months of 2009 and 2008, respectively. The results for the first half of 2009 reflect a significant reduction in total revenues partially offset by a slight decrease in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first six months of 2009 decreased by $3.8 million, or 55%, as compared to the prior year period. The net decline in total revenues was primarily a result of a $3.5 million decrease in net gains on sales of lease assets and a $253 thousand decrease in operating lease revenues.

The period over period decrease in net gain on sales of lease assets was primarily due to first quarter 2008 gains of $3.0 million recognized on the sale of railcars to a major railway customer coupled with reduced demand for Company assets as a result of the current weak economic environment. The decline in operating lease revenue was mainly attributable to run-off of the lease portfolio and sales of lease assets.

Expenses

Total expenses for the first six months of 2009 decreased by $84 thousand, or 3%, as compared to the prior year period. The net decrease in total expenses was primarily due to reductions in depreciation expense, interest expense, professional fees and management fees paid to AFS. These decreases were offset, in part, by increases in vessel maintenance costs, taxes and franchise fees, other expense and the provision for doubtful accounts.

Depreciation expense decreased by $486 thousand as a result of continued run-off of the Company’s lease portfolio and sales of lease assets; and interest expense declined by $84 thousand as the Company continued to pay down its non-recourse debt. Professional fees was reduced by $51 thousand as a result of lower audit related and tax preparation fees; and management fees paid to AFS declined by $48 thousand largely due to the absence of current year incentive fees as there have not been any distributions declared or paid during the first six months of 2009.

The aforementioned decreases in expenses were offset, in part, by increases in vessel maintenance costs, taxes and franchise fees, other expense and the provision for doubtful accounts totaling $269 thousand, $188 thousand, $79 thousand and $52 thousand, respectively.

The cost of operating and maintaining the Company’s marine vessel was largely attributable to a period over period increase in costs to prepare a vessel for a new lessee. The increase in and taxes and franchise fees reflects a period over period increase in state franchise and income tax liability and estimated tax payments. Other expense increased mostly due to higher property taxes and management fees associated with the marine vessel as well as higher storage, freight and shipping costs related to the Company’s railcars; and the provision for doubtful accounts increased due to a reserve established for uncollected property taxes.

Other

The Company recorded other income, net totaling $12 thousand and $41 thousand for the first six months of 2009 and 2008, respectively, related to the change in the fair value of its interest swap contracts. Such interest swap contracts all terminated during the first quarter of 2009.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

The changes in the Company’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $354 thousand, or 40%, for the second quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily due to a decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and reductions in accounts payable and accrued liabilities, and unearned lease income. These decreases in cash were offset, in part, by an increase resulting from reduced levels of accounts receivable.

The decrease in net operating results, as adjusted for non-cash items, reduced cash by $313 thousand and was primarily due to increased vessel maintenance costs, higher taxes and franchise fees, and lower operating lease revenues.

Similarly, the increase in payments made on accounts payable and accrued liabilities reduced cash by $114 thousand. The increase in these payments was largely a result of second quarter 2009 payments of prior period accruals related to vessel and railcar maintenance costs, and third party manager costs. In addition, unearned lease income decreased by $45 thousand resulting from a period over period reduction in lessee prepayments.

Partially offsetting the aforementioned decreases in cash was an increase, totaling $113 thousand, resulting from increased collections of prior quarter receivables during the second quarter of 2009 as compared to the prior year period.

•	Investing Activities

Net cash provided by investing activities decreased by $683 thousand, or 95%, for the second quarter of 2009 as compared to the prior year period. The net decrease in cash was primarily due to a $714 thousand period over period decline in proceeds from the sale of lease assets which was mainly attributable to reduced demand for the Company’s assets as a result of the current weak economic environment

•	Financing Activities

Net cash used in financing activities decreased by $6 thousand, or 3%, for the second quarter of 2009 as compared to the prior year period primarily due to a decline in amounts paid to amortize the declining balance of the Company’s non-recourse debt.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $224 thousand, or 14%, for the first six months of 2009 as compared to the prior year period. The net decrease in cash was primarily due to a decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense offset, in part, by increases in collections of accounts receivable and accounts payable and accrued liabilities.

The decrease in net operating results, as adjusted for non-cash items, reduced cash by $646 thousand and was primarily due to increased vessel maintenance costs, higher taxes and franchise fees, increased other expense, and fewer numbers of revenue producing operating leases.

The aforementioned reduction in cash was partially offset by increases totaling $267 thousand and $159 thousand resulting from increased collections of accounts receivable, and increased accounts payable and accrued liabilities, respectively.

The increase in collection of accounts receivable was primarily a result of higher amounts of billings accrued at year-end 2008. Accordingly, this resulted in higher amounts of receivable collected during the first half of 2009 versus the prior year period. The increase in accounts payable and accrued liabilities cash flow was largely due to accrued costs related to refurbishing the Company’s marine vessel, maintenance costs and estimated taxes.

•	Investing Activities

Net cash used in investing activities totaled $238 thousand for the first six months of 2009 as compared to cash provided by investing activities of $5.0 million during the prior year period, a decrease of $5.2 million. The net decrease in cash was primarily due to a $4.9 million period over period decline in proceeds from the sale of lease assets combined with a $364 thousand increase in capital improvements to operating lease assets.

The decline in proceeds from sales of lease assets was primarily due to first quarter 2008 proceeds from the sale of approximately 200 railcars to a major railway customer in January 2008 combined with a reduced demand for Company assets as a result of the current weak economic environment; and the increase in capital improvements to operating lease assets represents refurbishing costs associated with the Company’s marine vessel.

•	Financing Activities

Net cash used in financing activities decreased by $7.0 million, or 95%, for the first six months of 2009 as compared to the prior year period primarily due to the timing of payments of distributions to both Other Members and Managing Member. The annual distribution for 2007 was paid during the first quarter of 2008.

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

At June 30, 2009, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the

Company will no longer purchase any new lease assets.

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 13, 2009

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