Form 10-Q
period 2009-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2009-11-13
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Liability Company Units outstanding as of October 31, 2009 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,726	$1,748
Accounts receivable	741	1,225
Prepaid expenses	12	12
Investments in equipment and leases, net of accumulated depreciation of $33,928 as of September 30, 2009 and $35,115 as of December 31, 2008	11,341	12,386

Total assets	$15,820	$15,371

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,385	$818
Affiliates	2	—
Other	291	584
Accrued interest payable	2	3
Non-recourse debt	592	1,154
Interest rate swap contracts	—	12
Unearned operating lease income	79	93

Total liabilities	2,351	2,664

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,469	12,707

Total Members’ capital	13,469	12,707

Total liabilities and Members’ capital	$15,820	$15,371

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Leasing activities:
Operating leases	$1,466	$2,080	$4,603	$5,470
Direct financing leases	15	—	26	4
Gain (loss) on sales of assets	12	56	(25)	3,522
Interest	1	15	2	56
Other revenue	2	41	4	44

Total revenues	1,496	2,192	4,610	9,096

Expenses:
Depreciation of operating lease assets	325	539	1,220	1,920
Interest expense	11	51	57	181
Asset management fees to Managing Member	50	83	138	219
Vessel maintenance	189	280	643	465
Railcar maintenance	148	215	444	536
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	1	—	1	2
Professional fees	31	23	125	168
Insurance	20	21	65	42
Reversal of provision for doubtful accounts	(52)	(4)	—	(4)
Taxes on income and franchise fees	38	—	226	—
Other	85	74	262	172

Total operating expenses	846	1,282	3,860	4,380

Net income from operations	650	910	750	4,716
Other income, net	—	23	12	64

Net income	$650	$933	$762	$4,780

Net income:
Managing Member	$—	$—	$—	$—
Other Members	650	933	762	4,780

	$650	$933	$762	$4,780

Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.07	$0.06	$0.35
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	13,560,188	$11,598	$—	$11,598
Distributions to Other Members ($0.30 per Unit)	—	(4,067)	—	(4,067)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	5,176	330	5,506

Balance December 31, 2008	13,560,188	12,707	—	12,707
Net income	—	762	—	762

Balance September 30, 2009	13,560,188	$13,469	$—	$13,469

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net income	$650	$933	$762	$4,780
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	(12)	(56)	25	(3,522)
Depreciation of operating lease assets	325	539	1,220	1,920
Amortization of unearned income on direct finance leases	(15)	—	(26)	(4)
Amortization of initial direct costs	1	—	1	2
Change in fair value of interest rate swap contracts	—	(23)	(12)	(64)
Reversal of provision for doubtful accounts	(52)	(4)	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	180	(200)	484	(163)
Due to affiliates	1	2	2	2
Prepaid expenses	(10)	(12)	—	(1)
Accounts payable, Managing Member	590	2	567	56
Accounts payable, other	(394)	(8)	(293)	(143)
Accrued interest payable	—	—	(1)	(2)
Unearned operating lease income	20	42	(14)	12

Net cash provided by operating activities	1,284	1,215	2,715	2,869

Investing activities:
Proceeds from sales of lease assets	23	240	107	5,200
Payments received on direct financing leases	40	—	98	49
Purchases of equipment on operating leases	—	—	(380)	(16)

Net cash provided by (used in) investing activities	63	240	(175)	5,233

Financing activities:
Repayments of non-recourse debt	(190)	(178)	(562)	(597)
Distributions to Other Members	—	—	—	(6,448)
Distributions to Managing Member	—	—	—	(523)

Net cash used in financing activities	(190)	(178)	(562)	(7,568)

Net increase in cash and cash equivalents	1,157	1,277	1,978	534
Cash and cash equivalents at beginning of period	2,569	3,966	1,748	4,709

Cash and cash equivalents at end of period	$3,726	$5,243	$3,726	$5,243

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$13	$—	$232	$39

Cash paid during the period for interest	$11	$52	$58	$183

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2009, 13,560,188 Units were issued and outstanding.

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

As of September 30, 2009, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent Accounting Pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

The Derivatives and Hedging Topic of the FASB Accounting Standards Codification requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$11,741	$(275)	$(1,220)	$10,246
Net investment in direct financing leases	443	40	(72)	411
Assets held for sale or lease, net	272	412	—	684
Impairment loss reserve	(70)	70	—	—

Total	$12,386	$247	$(1,292)	$11,341

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of assets is determined based on the sum of the discounted estimated future cash flow of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets at September 30, 2009. As of December 31, 2008, the Company carried an impairment loss reserve of $70 thousand which was recorded in 2007. The reserve was related to railcars which were subsequently sold during the first quarter of 2009.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $325 thousand and $539 thousand for the respective three months ended September 30, 2009 and 2008, and $1.2 million and $1.9 million for the respective nine months ended September 30, 2009 and 2008.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Containers	$20,846	$—	$(106)	$20,740
Transportation, rail	18,046	—	(3,579)	14,467
Marine vessels	5,020	380	(1,067)	4,333
Materials handling	940	—	(867)	73
Other	640	—	—	640

	45,492	380	(5,619)	40,253
Less: accumulated depreciation	(33,751)	(1,220)	4,964	(30,007)

Total	$11,741	$(840)	$(655)	$10,246

The average estimated residual value for assets on operating leases was 11% and 21% of the assets’ original cost at September 30, 2009 and December 31, 2008, respectively. The decrease reflects the impact of adjustments made to the residual values of certain assets as a result of a new estimate of their respective useful lives which were defined as the associated leases expired.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued):

The Company earns revenues from its fleet of marine vessels and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $856 thousand and $1.0 million for the respective three months ended September 30, 2009 and 2008; and $2.3 million and $2.5 million for the respective nine months ended September 30, 2009 and 2008.

Direct financing leases:

As of September 30, 2009 and December 31, 2008, investment in direct financing leases consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$521	$435
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	531	445
Less unearned income	(120)	(2)

Net investment in direct financing leases	$411	$443

There were no net investments in direct financing leases in nonaccrual status as of September 30, 2009 and December 31, 2008.

At September 30, 2009, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$881	$40	$921
Year ending December 31, 2010	2,981	158	3,139
2011	1,693	158	1,851
2012	722	117	839
2013	409	48	457
2014	243	—	243
Thereafter	613	—	613

	$7,542	$521	$8,063

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

During the three and nine months ended September 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Asset management fees to Managing Member	$50	$83	$138	$219
Cost reimbursements to Managing Member	—	—	679	679

	$50	$83	$817	$898

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.4 million excess reimbursable administrative expenses as of September 30, 2009.

5. Non-recourse debt:

At September 30, 2009 and December 31, 2008, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2009, gross lease rentals totaled approximately $691 thousand over the remaining lease terms; and the carrying value of the pledged assets is $856 thousand. The note matures in 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Non-recourse debt (continued):

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2009	$194	$9	$203
Year ending December 31, 2010	398	8	406

	$592	$17	$609

6. Receivables funding program:

In 1999, the Company entered into a receivables funding program (the “RF Program”) with a receivables financing company that issues commercial paper rated A1 from Standard and Poor’s and P1 from Moody’s Investors Service. The RF Program provided for borrowing at a variable interest rate and required the Company to enter into interest rate swap agreements with certain counterparties (also rated A1/P1) to mitigate the interest rate risk associated with a variable rate note. The RF Program expired as to new borrowings in January 2002 and was terminated in January 2007 with the interest rate swap agreements remaining in effect through March 2009. The interest rate swap agreements had effectively fixed the variable interest rates on the Company’s borrowings. As of March 31, 2009, all such agreements have terminated. At September 30, 2008, the Company had interest rate swap agreements with a notional principal totaling $1.4 million, based on the difference between a nominal rate of 7.41% and a variable rate of 2.58% at September 30, 2008. No actual borrowing or lending was involved. The interest paid or received on the swap contracts was accrued as interest rates changed. The interest rate swaps were carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ capital:

As of September 30, 2009 and December 31, 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

There were no distributions declared during the three and nine months ended September 30, 2009 and 2008. However, distributions declared and accrued at year-end 2007 totaling $6.4 million were paid to Other Members during the three months ended March 31, 2008.

9. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At September 30, 2009, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value of financial instruments (continued):

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,726	$3,726	$1,748	$1,748

Financial liabilities:
Non-recourse debt	592	603	1,154	1,191
Interest rate swap contracts	—	—	12	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 30, 2009, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions will be paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Company had net income of $650 thousand and $933 thousand for the third quarters of 2009 and 2008, respectively. The results for the third quarter of 2009 reflect a reduction in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2009 decreased by $696 thousand, or 32%, as compared to the prior year period. The net decline in total revenues was primarily a result of a $614 thousand decrease in operating lease revenues, which declined mainly due to continued run-off of the lease portfolio, sales of lease assets and the period over period decline in rental revenues from the Company’s marine vessels.

Expenses

Total operating expenses for the third quarter of 2009 decreased by $436 thousand, or 34%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to decreases in depreciation expense, vessel maintenance, railcar maintenance expense and the provision for doubtful accounts.

The decrease in depreciation expense totaled $214 thousand and was primarily due to continued run-off of the lease portfolio and sales of lease assets. Vessel maintenance costs were reduced by $91 thousand mostly due to a period over period decrease in vessel activity. Likewise, railcar maintenance expense declined by $67 thousand due to a decrease in railcars in service; and the provision for doubtful accounts decreased by $48 thousand as a previously reserved for delinquent property tax receivable was collected during the third quarter of 2009.

Other

For the third quarter of 2008, the Company recorded other income, net totaling $23 thousand related to the change in the fair value of its interest swap contracts. Such interest swap contracts all terminated during the first quarter of 2009.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Company had net income of $762 thousand and $4.8 million for the first nine months of 2009 and 2008, respectively. The results for the first nine months of 2009 reflect a significant reduction in total revenues partially offset by a decrease in operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2009 decreased by $4.5 million, or 49%, as compared to the prior year period. The net decline in total revenues was primarily a result of a $3.5 million decrease in net gains on sales of lease assets and an $867 thousand decrease in operating lease revenues.

The period over period decrease in net gain on sales of lease assets was primarily due to first quarter 2008 gains of $3.0 million recognized on the sale of railcars to a major railway customer coupled with reduced demand for Company assets as a result of the current weak economic environment. The decline in operating lease revenue was mainly attributable to run-off of the lease portfolio, sales of lease assets and the period over period decline in rental revenues from the Partnership’s marine vessels and other usage-based assets.

Expenses

Total operating expenses for the first nine months of 2009 decreased by $520 thousand, or 12%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, interest expense, railcar maintenance and management fees paid to AFS. These decreases were offset, in part, by increases in taxes and franchise fees, vessel maintenance costs and other expense.

Depreciation expense decreased by $700 thousand as a result of continued run-off of the Company’s lease portfolio and sales of lease assets; and interest expense declined by $124 thousand as the Company continued to pay down its non-recourse debt. Moreover, railcar maintenance expense was reduced by $92 thousand primarily due to a decline in railcars in service; and management fees paid to AFS declined by $81 thousand as a result of the continued decrease in managed assets and related rents.

The aforementioned decreases in operating expenses were offset, in part, by increases in taxes and franchise fees, vessel maintenance costs and other expense totaling $226 thousand, $178 thousand and $90 thousand, respectively. The increase in taxes and franchise fees reflects a period over period increase in state franchise and income tax liability and estimated tax payments; and the increase in vessel maintenance costs reflect costs incurred to prepare a vessel for a new lessee. Other expense increased mostly due to higher property taxes and management fees associated with the marine vessel as well as higher storage, freight and shipping costs related to the Company’s railcars.

Other

The Company recorded other income, net totaling $12 thousand and $64 thousand for the first nine months of 2009 and 2008, respectively, related to the change in the fair value of its interest swap contracts. Such interest swap contracts all terminated during the first quarter of 2009.

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

The changes in the Company’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $69 thousand, or 6%, for the third quarter of 2009 as compared to the prior year period. The net increase in cash flow was primarily due to a favorable change in accounts receivable and accounts payable and accrued liabilities balances offset, in part, by a decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The decrease in outstanding receivables improved cash flow by $380 thousand and was largely due to unpaid receivables related to marine vessel rental revenue that were included in the third quarter 2008 amount. Likewise, the increase in accounts payable and accrued liabilities improved cash flow by $202 thousand. The increase was primarily a result of period-end accruals of administrative costs reimbursable to AFS.

Partially offsetting the aforementioned increases in cash was a decrease, totaling $492 thousand, resulting from the reduction in net operating results, as adjusted for non cash items. The decline was mainly due to decreased operating lease revenues.

•	Investing Activities

Net cash provided by investing activities decreased by $177 thousand, or 74%, for the third quarter of 2009 as compared to the prior year period. The net decrease in cash was primarily due to a $217 thousand period over period decline in proceeds from the sale of lease assets which was mainly attributable to reduced demand for the Company’s assets as a result of the current weak economic environment

•	Financing Activities

Net cash used in financing activities increased by $12 thousand, or 7%, for the third quarter of 2009 as compared to the prior year period. The increase in cash used (decline in cash flow) was mainly due to the higher amount of scheduled principal payments made on the Partnership’s non-recourse debt.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $154 thousand, or 5%, for the first nine months of 2009 as compared to the prior year period. The net decrease in cash was primarily due to a decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense offset, in part, by a favorable change in accounts receivable and in accounts payable and accrued liabilities balances.

The decrease in net operating results, as adjusted for non-cash items, reduced cash by $1.1 million and was primarily due to the decline in operating lease revenues, higher taxes and franchise fees and increased vessel maintenance costs.

The aforementioned reduction in cash flow was partially offset by increases totaling $647 thousand and $361 thousand resulting from a decrease in accounts receivable balances and an increase in accounts payable and accrued liabilities, respectively. The decreased levels of accounts receivable was primarily due to unpaid receivables related to marine vessel rental revenue that were included in the 2008 amount; and the increase in accounts payable and accrued liabilities cash flow was largely due to period-end accruals related to administrative costs reimbursable to AFS.

•	Investing Activities

Net cash used in investing activities totaled $175 thousand for the first nine months of 2009 as compared to cash provided by investing activities of $5.2 million during the prior year period, a decrease of $5.4 million. The net decrease in cash was primarily due to a $5.1 million period over period decline in proceeds from the sale of lease assets combined with a $364 thousand increase in capital improvements to operating lease assets.

The decline in proceeds from sales of lease assets was primarily due to first quarter 2008 proceeds from the sale of approximately 200 railcars to a major railway customer in January 2008, combined with a reduced demand for Company assets as a result of the current weak economic environment; and the increase in capital improvements to operating lease assets represents refurbishing costs associated with the Company’s marine vessel.

•	Financing Activities

Net cash used in financing activities decreased by $7.0 million, or 93%, for the first nine months of 2009 as compared to the prior year period primarily due to the timing of payments of distributions to both Other Members and Managing Member. The annual distribution for 2007 was paid during the first quarter of 2008.

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

At September 30, 2009, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: November 13, 2009

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