Form 10-K
period 2009-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2010-03-23
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2010 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund VIII, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on July 31, 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2019. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2009, 13,560,188 Units remain issued and outstanding.

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

As of December 31, 2009, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company had purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2009, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.1 million.

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

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s operating lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
Exsif Worldwide Inc.	Transportation, other (containers)	38%	32%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	13%	0%
Gulfmark Management, Inc.	Marine vessel	*	12%
Bartlett Grain Company, L.P.	Railcars	15%	15%

*	Less than 10%

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

Equipment Leasing Activities – The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2009 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,327	24.32%
Transportation, other	47,259	19.05%
Manufacturing	44,363	17.88%
Aircraft	38,535	15.53%
Gas compressors	13,848	5.58%
Materials handling	11,018	4.44%
Point of sale / office automation	8,678	3.50%
Storage tanks	6,712	2.71%
Marine vessels	5,124	2.07%
Other	12,189	4.92%

	$248,053	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,327	24.32%
Transportation, air	38,535	15.53%
Manufacturing, other	35,204	14.19%
Transportation, other	27,918	11.25%
Transportation, containers	21,229	8.56%
Manufacturing, electronics	20,901	8.43%
Retail	18,056	7.28%
Natural gas	13,848	5.58%
Other	12,035	4.86%

	$248,053	100.00%

Through December 31, 2009, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Manufacturing	$46,288	$19,970	$47,061
Transportation, rail	41,751	31,337	19,126
Aircraft	38,535	8,667	16,856
Transportation, other	27,575	9,705	26,473
Point of sale / office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	7,200	7,007	1,478
Materials handling	6,946	2,017	6,648
Gas compressors	2,522	506	2,794
Other	10,514	3,679	12,287

	$204,275	$91,836	$143,650

*	Includes only those expenses directly related to the production of the related rents.

Proceeds from sales of lease assets are not expected to be consistent from one period to another. The Company is a finite life equipment leasing fund, which had acquired leasing transactions during the period ended six years after completion of its public offering. On the termination of leases, assets may be re-leased or sold. Sales of assets are not scheduled and are created by opportunities within the marketplace. The Company sought to acquire and lease a wide variety of assets and to enter into leases on a variety of terms. Some assets will be expected to have little or no value for re-lease or sale upon termination of the initial leases, and the anticipated residual values are a key factor in pricing and terms structured for each lease. The Company’s goal is to seek maximum return on its leased assets and will determine when and under what terms to dispose of such assets during the course of its term.

For further information regarding the Company’s equipment lease portfolio as of December 31, 2009, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is impractical for the Company to track, on an asset-by-asset, day-by-day basis, where these assets are deployed. For further information regarding the Company’s geographic revenues and assets, and major customers, see Notes 2 and 3 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

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

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 3,373 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2009. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2009. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2009, the value of the Company’s assets, calculated on this basis, was approximately $1.89 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in December 2009 and 2008. The annualized rate for distributions from 2009 and 2008 operations was $0.13 and $0.30 per Unit, respectively.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2009	2008
Net income per Unit, based on weighted average Units outstanding	$0.08	$0.38
Return of investment	0.05	(0.08)

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.13	0.30
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.13	$0.30

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2009, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2009 and 2008, the Company had exceeded such limitations by approximately $1.6 million and $1.7 million, respectively (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

As of December 31, 2009 and 2008, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation, containers	50%	44%
Transportation, rail	33%	38%
Transportation, marine	10%	11%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Company’s operating lease revenues during 2009 and 2008 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
Exsif Worldwide Inc.	Transportation, other (containers)	38%	32%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	13%	0%
Gulfmark Management, Inc.	Marine vessel	*	12%
Bartlett Grain Company, L.P.	Railcars	15%	15%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of liquidation stage activities.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 1999 through 2002. The utilization percentage of existing assets under lease was 86% and 97% as of December 31, 2009 and 2008, respectively. The decline in asset utilization was primarily a result of the economic downturn which began during the second half of 2008. Such downturn effectively reduced lessee needs for continued deployment of expiring lease assets.

2009 versus 2008

The Company had net income of $1.3 million and $5.5 million for the years ended December 31, 2009 and 2008, respectively. The results for 2009 reflect a significant reduction in total revenues partially offset by a decrease in operating expenses when compared to the prior year.

Revenues

Total revenues for 2009 decreased by $4.8 million, or 44%, as compared to the prior year primarily as a result of a $3.5 million decrease in net gains on sales of lease assets and a $1.3 million reduction in operating lease revenues.

The year over year decrease in net gain on sales of lease assets was primarily due to first quarter 2008 gains of $3.0 million recognized on the sale of railcars to a major railway customer, coupled with reduced demand for Company assets during 2009 as a result of the economic downtrend. The decline in operating lease revenue was mainly attributable to run-off of the lease portfolio, sales of lease assets and the year over year decline in rental revenues from the Company’s marine vessel and other usage-based assets.

Expenses

Total operating expenses for 2009 decreased by $674 thousand, or 12%, as compared to the prior year. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, interest expense and professional fees. These decreases were offset, in part, by increases in taxes and franchise fees, vessel maintenance costs and other expense.

The decrease in depreciation expense totaled $907 thousand and was a result of continued run-off of the Company’s lease portfolio and sales of lease assets, consistent with the Fund’s liquidation phase. Interest expense declined by $157 thousand largely due to the termination of the Company’s interest rate swap agreements during the first quarter of 2009 and the continued paydown of outstanding non-recourse debt; and professional fees declined by $70 thousand largely due to a year over year reduction in audit-related fees.

The aforementioned decreases in operating expenses were offset, in part, by increases in taxes and franchise fees, vessel maintenance costs and other expense totaling $198 thousand, $160 thousand and $95 thousand, respectively. The increase in taxes and franchise fees reflects a year over year increase in state franchise and income tax liability and estimated tax payments; and the increase in vessel maintenance costs reflect costs incurred to prepare a vessel for a new lessee. Other expense increased mostly due to higher property taxes and management fees associated with the marine vessel as well as higher storage, freight and shipping costs related to the Company’s railcars.

Other

The Company recorded other income, net totaling $12 thousand and $79 thousand for 2009 and 2008, respectively, related to the change in the fair value of its interest swap contracts. Such interest swap contracts all terminated during the first quarter of 2009.

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

The changes in the Company’s cash flow for 2009 when compared to prior year are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $941 thousand for of the year ended December 31, 2009 as compared to the prior year period. The net decrease in cash was primarily due to a decline in net operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense and increased payments made against accounts payable and accrued liabilities. These decreases were offset, in part, by a year over year increase in collection of accounts receivable.

The decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $1.6 million and was primarily due to the decline in operating lease revenues, higher taxes and franchise fees and increased vessel maintenance costs. Likewise, the year over year change in accounts payable and accrued liabilities reduced cash flow by $208 thousand. The decrease was primarily a result of higher amounts of administrative costs reimbursable to AFS and vessel related expenses accrued at year-end 2008 versus 2007, which resulted in higher amounts of liabilities paid during 2009 versus the prior year.

Partially offsetting the above decreases in cash flow was a $762 thousand year over year increase in collection of accounts receivable, which was attributable to the 2009 collection of prior year unpaid receivables related to marine vessel rental revenue.

•	Investing Activities

Net cash used in investing activities totaled $58 thousand for 2009 as compared to cash provided by investing activities of $5.0 million during the prior year, a decrease of $5.0 million. The net decrease in cash was primarily due to a $5.0 million year over year decline in proceeds from the sale of lease assets combined with a $364 thousand increase in capital improvements to operating lease assets.

The reduction in proceeds from sales of lease assets was primarily due to first quarter 2008 proceeds from the sale of approximately 200 railcars to a major railway customer in January 2008, combined with a reduced demand for Company assets during 2009 as a result of the current weak economic environment. The increase in capital improvements to operating lease assets represents refurbishing costs associated with the Company’s marine vessel.

•	Financing Activities

Net cash used in financing activities decreased by $9.5 million for 2009 as compared to the prior year. The decrease in cash used (increase in cash flow) was primarily due to the payment of two distributions during 2008 compared to one payment made in 2009. The 2008 distributions, totaling $7.0 million and $4.4 million, were paid with cash from 2007 and 2008 operations, respectively; and the 2009 distribution, totaling $1.9 million, was paid with cash from 2009 operations. The distributions were based on cash available net of any short-term payables and reserves as determined by the Managing Member.

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

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes. For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. See Item 5 and Note 10 to the financial statements, Members’ capital, as set forth in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding distributions.

At December 31, 2009, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms vary as to the type of equipment subject to the leases; the needs of the lessees and the terms to be negotiated, but initial leases were generally from 24 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 23, 2010

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$2,306	$1,748
Accounts receivable, net of allowance for doubtful accounts of $4 as of December 31, 2009 and $0 as of December 31, 2008	739	1,225
Prepaid expenses and other assets	9	12
Investments in equipment and leases, net of accumulated depreciation of $33,664 as of December 31, 2009 and $35,115 as of December 31, 2008	10,953	12,386

Total assets	$14,007	$15,371

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$856	$818
Other	491	584
Accrued interest payable	1	3
Non-recourse debt	398	1,154
Interest rate swap contracts	—	12
Unearned operating lease income	170	93

Total liabilities	1,916	2,664

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,091	12,707

Total Members’ capital	12,091	12,707

Total liabilities and Members’ capital	$14,007	$15,371

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Leasing activities:
Operating leases	$6,184	$7,434
Direct financing leases	53	4
Gain on sales of assets	—	3,522
Interest	2	62
Other revenue	4	45

Total revenues	6,243	11,067

Expenses:
Depreciation of operating lease assets	1,544	2,451
Interest expense	66	223
Asset management fees to Managing Member	255	295
Vessel maintenance	832	672
Railcar maintenance	724	704
Cost reimbursements to Managing Member	679	679
Amortization of initial direct costs	—	3
Professional fees	163	233
Insurance	85	63
Provision (reversal of provision) for doubtful accounts	4	(4)
Taxes on income and franchise fees	256	58
Other	358	263

Total operating expenses	4,966	5,640

Net income from operations	1,277	5,427
Other income, net	12	79

Net income	$1,289	$5,506

Net income:
Managing Member	$143	$330
Other Members	1,146	5,176

	$1,289	$5,506

Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.38
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2007	13,560,188	$11,598	$—	$11,598
Distributions to Other Members ($0.30 per Unit)	—	(4,067)	—	(4,067)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	5,176	330	5,506

Balance December 31, 2008	13,560,188	12,707	—	12,707
Distributions to Other Members ($0.13 per Unit)	—	(1,762)	—	(1,762)
Distributions to Managing Member	—	—	(143)	(143)
Net income	—	1,146	143	1,289

Balance December 31, 2009	13,560,188	$12,091	$—	$12,091

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net income	$1,289	$5,506
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	—	(3,522)
Depreciation of operating lease assets	1,544	2,451
Amortization of unearned income on direct financing leases	(53)	(4)
Amortization of initial direct costs	—	3
Change in fair value of interest rate swap contracts	(12)	(79)
Provision (reversal of provision) for doubtful accounts	4	(4)
Changes in operating assets and liabilities:
Accounts receivable	482	(280)
Prepaid expenses and other assets	3	3
Accounts payable, Managing Member	38	94
Accounts payable, other	(93)	59
Accrued interest payable	(2)	(3)
Unearned operating lease income	77	(6)

Net cash provided by operating activities	3,277	4,218

Investing activities:
Proceeds from sales of lease assets	173	5,200
Payments received on direct financing leases	149	97
Purchases of equipment on operating leases	(380)	(16)
Purchases of equipment on direct financing leases	—	(314)

Net cash (used in) provided by investing activities	(58)	4,967

Financing activities:
Repayments of non-recourse debt	(756)	(778)
Distributions to Other Members	(1,762)	(10,515)
Distributions to Managing Member	(143)	(853)

Net cash used in financing activities	(2,661)	(12,146)

Net increase (decrease) in cash and cash equivalents	558	(2,961)
Cash and cash equivalents at beginning of year	1,748	4,709

Cash and cash equivalents at end of year	$2,306	$1,748

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$240	$39

Cash paid during the year for interest	$68	$226

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on July 31, 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2019. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2009, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2009, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of income, changes in members’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating and direct financing leases.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

The Company earns revenues from its marine vessel based on utilization of the vessel. Such contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Such drydocking costs are capitalized and added to the equipment cost and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Initial direct costs:

In prior years, the Company capitalized initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC included both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. Remaining IDC is being amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that were not consummated were not eligible for capitalization as initial direct costs. Such amounts were expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2009 and 2008, the related provision for state income taxes was approximately $256 thousand and $58 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 and 2008 as follows (in thousands).

	2009	2008
Financial statement basis of net assets	$12,091	$12,707
Tax basis of net assets (unaudited)	9,289	8,624

Difference	$2,802	$4,083

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net income per financial statements	$1,289	$5,506
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,226	2,181
Provision for losses and doubtful accounts	4	(38)
Adjustments to revenues / other expenses	(70)	11
Adjustments to gain on sales of assets	(39)	1,679
Other	161	—

Income per federal tax return (unaudited)	$2,571	$9,339

Other income, net:

Other income, net is comprised of fair value adjustments on interest rate swap contracts.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2009 and 2008, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2009	2008
Transportation, containers	50%	44%
Transportation, rail	33%	38%
Transportation, marine	10%	11%

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s operating lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
Exsif Worldwide Inc.	Transportation, other (containers)	38%	32%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	13%	0%
Gulfmark Management, Inc.	Marine vessel	*	12%
Bartlett Grain Company, L.P.	Railcars	15%	15%

*	Less than 10%.

4. Allowance for doubtful accounts:

Activity in the allowance for doubtful accounts consists of the following (in thousands):

Allowance for Doubtful Accounts
Balance January 1, 2008	$38
Adjustment to provision	(4)
Charge offs	(34)

Balance December 31, 2008	—
Adjustment to provision	4

Balance December 31, 2009	$4

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$11,741	$(458)	$(1,543)	$9,740
Net investment in direct financing leases	443	128	(96)	475
Assets held for sale or lease, net	202	537	(1)	738

Total	$12,386	$207	$(1,640)	$10,953

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2009 and 2008.

Depreciation expense on property subject to operating leases and property held for lease or sale totaled $1.5 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively.

All of the property on lease was acquired during the period 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance December 31, 2009
Containers	$20,846	$—	$(234)	$20,612
Transportation, rail	18,046	—	(5,086)	12,960
Marine vessel	5,020	380	(1,067)	4,333
Materials handling	940	—	(867)	73
Other	640	—	—	640

	45,492	380	(7,254)	38,618
Less accumulated depreciation	(33,751)	(1,543)	6,416	(28,878)

Total	$11,741	$(1,163)	$(838)	$9,740

The average estimated residual value for assets on operating leases was 11% and 21% of the assets’ original cost at December 31, 2009 and December 31, 2008, respectively.

The Company earns revenues from its marine vessel and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $3.2 million and $3.5 million for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of December 31, 2009 and 2008, investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$712	$435
Estimated residual values of leased equipment (unguaranteed)	54	10

Investment in direct financing leases	766	445
Less unearned income	(291)	(2)

Net investment in direct financing leases	$475	$443

There were no net investments in direct financing leases in nonaccrual status as of December 31, 2009 and 2008.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

At December 31, 2009, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2010	$2,981	$225	$3,206
2011	1,693	239	1,932
2012	722	200	922
2013	409	48	457
2014	243	—	243
Thereafter	613	—	613

	$6,661	$712	$7,373

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Containers	20 - 30
Marine vessel	20 - 30
Materials handling	7 - 10
Other	7 - 10

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Asset management fees to Managing Member	$255	$295
Cost reimbursements to Managing Member and/or affiliates	679	679

	$934	$974

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions (continued):

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.6 million and $1.7 million excess reimbursable administrative expenses at December 31, 2009 and 2008, respectively.

7. Non-recourse debt:

At December 31, 2009, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2009, gross lease rentals totaled approximately $833 thousand over the remaining lease terms; and the carrying value of the pledged assets is $461 thousand. The note matures in 2010.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the registrant to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the registrant does not guarantee (nor is the registrant otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the registrant. Although the registrant does not have any direct general liability in connection with the non-recourse note apart from the security granted, the registrant is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the registrant's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by the such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the registrant in connection with this non-recourse obligation, the registrant does not believe there are any material covenants that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2010	$398	$8	$406

	$398	$8	$406

8. Receivables funding program:

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

December 31, 2008, the Company had interest rate swap agreements with a notional principal totaling $718 thousand, based on the difference between a nominal rate of 7.41% and a variable rate of 0.62% at December 31, 2008. No actual borrowing or lending was involved. The interest paid or received on the swap contracts was accrued as interest rates changed. The interest rate swaps were carried at fair value on the balance sheet with unrealized gain/loss included in the statement of operations in other income or loss.

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

10. Members’ capital:

As of December 31, 2009 and 2008, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Company. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except per Unit data):

	2009	2008
Distributions declared	$1,762	$4,067
Weighted average number of Units outstanding	13,560,188	13,560,188

Weighted average distributions per Unit	$0.13	$0.30

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2009, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2009 and 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,306	$2,306	$1,748	$1,748
Financial liabilities:
Non-recourse debt	398	403	1,154	1,191
Interest rate swap contracts	—	—	12	12

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a subsidiary under the control of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2009 and 2008. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2009 and 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2009	2008
Audit fees	$61	$68
Other	1	15

	$62	$83

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the Managing Member acts as the audit committee of the Company. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Income for the years ended December 31, 2009 and 2008

Statements of Changes in Members’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 23, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of	March 23, 2010
Dean L. Cash	ATEL Financial Services, LLC (Managing Member)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and	March 23, 2010
Paritosh K. Choksi	Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL	March 23, 2010
Samuel Schussler	Financial Services, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.