Form 10-Q
period 2010-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2010-05-12
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Liability Company Units outstanding as of April 30, 2010 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$1,991	$2,306
Accounts receivable, net of allowance for doubtful accounts of $3 as of March 31, 2010 and $4 as of December 31, 2009	781	739
Prepaid expenses	5	9
Investments in equipment and leases, net of accumulated depreciation of $33,812 as of March 31, 2010 and $33,664 as of December 31, 2009	10,523	10,953

Total assets	$13,300	$14,007

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,110	$856
Affiliates	2	—
Other	310	491
Accrued interest payable	—	1
Non-recourse debt	201	398
Unearned operating lease income	117	170

Total liabilities	1,740	1,916

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,560	12,091

Total Members’ capital	11,560	12,091

Total liabilities and Members’ capital	$13,300	$14,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Leasing activities:
Operating leases	$1,542	$1,598
Direct financing leases	33	—
Loss on sales of assets	—	(37)
Interest	—	1
Other revenue	2	1

Total revenues	1,577	1,563

Expenses:
Depreciation of operating lease assets	343	554
Interest expense	5	30
Asset management fees to Managing Member	53	53
Vessel maintenance	185	157
Railcar maintenance	83	157
Cost reimbursements to Managing Member	679	679
Professional fees	69	67
Insurance	20	28
Reversal of provision for doubtful accounts	(1)	—
Taxes on income and franchise fees	(25)	121
Other	111	91

Total operating expenses	1,522	1,937

Net income (loss) from operations	55	(374)
Other income, net	—	12

Net income (loss)	$55	$(362)

Net income (loss):
Managing Member	$44	$—
Other Members	11	(362)

	$55	$(362)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.00	$(0.03)
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	13,560,188	$12,707	$—	$12,707
Distributions to Other Members ($0.13 per Unit)	—	(1,762)	—	(1,762)
Distributions to Managing Member	—	—	(143)	(143)
Net income	—	1,146	143	1,289

Balance December 31, 2009	13,560,188	12,091	—	12,091
Distributions to Other Members ($0.04 per Unit)	—	(542)	—	(542)
Distributions to Managing Member	—	—	(44)	(44)
Net income	—	11	44	55

Balance March 31, 2010	13,560,188	$11,560	$—	$11,560

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$55	$(362)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Loss on sales of assets	—	37
Depreciation of operating lease assets	343	554
Amortization of unearned income on direct financing leases	(33)	—
Change in fair value of interest rate swap contracts	—	(12)
Reversal of provision for doubtful accounts	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(41)	346
Prepaid expenses and other assets	4	4
Accounts payable, Managing Member	254	(2)
Accounts payable, affiliates	2	—
Accounts payable, other	(181)	282
Accrued interest payable	(1)	—
Unearned operating lease income	(53)	55

Net cash provided by operating activities	348	902

Investing activities:
Proceeds from sales of lease assets	64	83
Payments received on direct financing leases	56	24
Purchases and additions to equipment on operating leases	—	(379)

Net cash provided by (used in) investing activities	120	(272)

Financing activities:
Repayments of non-recourse debt	(197)	(184)
Distributions to Other Members	(542)	—
Distributions to Managing Member	(44)	—

Net cash used in financing activities	(783)	(184)

Net (decrease) increase in cash and cash equivalents	(315)	446
Cash and cash equivalents at beginning of period	2,306	1,748

Cash and cash equivalents at end of period	$1,991	$2,194

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$2

Cash paid during the period for interest	$6	$30

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2010, 13,560,188 Units were issued and outstanding.

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

As of March 31, 2010, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent Accounting Pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Company for its yearend 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$9,740	$40	$(343)	$9,437
Net investment in direct financing leases	475	—	(23)	452
Assets held for sale or lease, net	738	(104)	—	634

Total	$10,953	$(64)	$(366)	$10,523

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets during the three months ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $343 thousand and $554 thousand for the three months ended March 31, 2010 and 2009, respectively.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Containers	$20,612	$—	$(234)	$20,378
Transportation, rail	12,960	—	1,206	14,166
Marine vessels	4,333	—	—	4,333
Materials handling	73	—	(25)	48
Other	640	—	—	640

	38,618	—	947	39,565
Less accumulated depreciation	(28,878)	(343)	(907)	(30,128)

Total	$9,740	$(343)	$40	$9,437

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both March 31, 2010 and December 31, 2009.

The Company earns revenues from its marine vessel and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $560 thousand and $625 thousand for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of March 31, 2010 and December 31, 2009, investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$657	$712
Estimated residual values of leased equipment (unguaranteed)	54	54

Investment in direct financing leases	711	766
Less unearned income	(259)	(291)

Net investment in direct financing leases	$452	$475

There were no net investments in direct financing leases in nonaccrual status as of March 31, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investment in equipment and leases, net (continued)

At March 31, 2010, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$2,245	$169	$2,414
Year ending December 31, 2011	1,767	240	2,007
2012	781	200	981
2013	468	48	516
2014	287	—	287
2015	179	—	179
Thereafter	433	—	433

	$6,160	$657	$6,817

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

During the three months ended March 31, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Asset management fees to Managing Member	$53	$53
Cost reimbursements to Managing Member	679	679

	$732	$732

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.3 million and $1.6 million excess reimbursable administrative expenses as of March 31, 2010 and December 31, 2009, respectively.

5. Non-recourse debt:

At March 31, 2010, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 6.90% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2010, gross lease rentals totaled approximately $230 thousand over the remaining lease terms; and the carrying value of the pledged assets is $811 thousand. The note matures in June 2010.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Period ending June 30, 2010	$201	$2	$203

6. Guarantees:

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

7. Members’ capital:

As of March 31, 2010 and December 31, 2009, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2010	2009
Distributions	$542	$—
Weighted average number of Units outstanding	13,560,188	13,560,188

Weighted average distributions per Unit	$0.04	$—

8. Fair value measurements:

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

At March 31, 2010, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,991	$1,991	$2,306	$2,306
Financial liabilities:
Non-recourse debt	201	202	398	403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2010, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Company had net income of $55 thousand for the three months ended March 31, 2010 as compared to a net loss of $362 thousand for the prior year period. The results for the first quarter of 2010 reflect a reduction in total operating expenses and a slight increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2010 increased by $14 thousand, or 1%, when compared to the prior year period. The net increase in revenues was largely due to a $37 thousand favorable change in gains or losses recognized on the sale of equipment, and a $33 thousand increase in direct financing lease revenue. These increases in revenue were partially offset by a $56 thousand reduction in operating lease revenue.

The favorable change in gains or losses recognized on sales of equipment was primarily due to a first quarter 2009 net loss recognized on two sale transactions. Such gains or losses recognized on first quarter 2010 sale transactions were nominal in amount. The increase in direct financing lease revenue was primarily attributable to certain off-lease assets that were renewed as direct financing leases subsequent to the first quarter of 2009.

Partially offsetting the aforementioned increases in revenues was the reduction in operating lease revenue, which declined mainly due to the decrease in revenues from the Company’s marine vessel and other usage-based assets coupled with continued run-off and sales of lease assets.

Expenses

Total operating expenses for the first quarter of 2010 decreased by $415 thousand, or 21%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, taxes and franchise fees and railcar maintenance expense.

The decrease in depreciation expense totaled $211 thousand and was a result of continued run-off and sales of lease assets. Taxes and franchise fees decreased by $146 thousand mainly due to a period over period decline in state franchise and income tax liability. The first quarter 2009 accrual reflects estimated tax obligations related to an approximate $3.0 million of gains recognized on the sale of railcars during 2008. In addition, maintenance expense decreased by $74 thousand primarily due to a decline in railcars in service.

Other

The Company recorded other income, net totaling $0 and $12 thousand for the three months ended March 31, 2010 and 2009, respectively. The first quarter 2009 amount reflects the change in the fair value of its interest swap contracts, all of which terminated during the first quarter of 2009.

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

The changes in the Company’s cash flow for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 are as follows:

•	Operating Activities

Cash provided by operating activities during the first quarter of 2010 decreased by $554 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts receivable and accounts payable activities, and a decrease in unearned lease income. These decreases in cash flow were partially offset by an increase in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The unfavorable change in accounts receivable activities reduced cash flow by $387 thousand and was largely due to lower 2009 year-end billings related to marine vessel rental revenue as compared to year-end 2008. Accordingly, receivables collected during the current quarter were significantly lower when compared to the prior year period. Likewise, the unfavorable change in accounts payable and accrued liabilities activities reduced cash flow by $205 thousand and was largely due to first quarter 2009 period-end accrued costs related to refurbishing the Company’s marine vessel. Finally, the decrease in unearned lease income reduced cash by $108 thousand and was mainly a result of a period over period decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

The aforementioned decreases in cash flow was partially offset by a $147 thousand increase resulting from a period over period improvement in net operating results, as adjusted for non-cash items. The improvement in net operating results, as adjusted for non-cash items, was largely due to reduced taxes and franchise fees and railcar maintenance expense.

•	Investing Activities

Net cash provided by investing activities during the first quarter of 2010 totaled $120 thousand as compared to cash used in investing activities of $272 thousand for the prior year period, an increase of $392 thousand. Cash flow increased as the first quarter 2009 amount included $379 thousand of capitalized improvement costs associated with the Company’s marine vessel. There were no such capitalized costs incurred during the first quarter of 2010.

•	Financing Activities

Net cash used in financing activities during the first quarter of 2010 increased by $599 thousand as compared to the prior year period. A majority of the increase in cash used (decrease in cash flow) represents distributions paid to both Other Members and the Managing Member totaling $542 thousand and $44 thousand, respectively. No distributions were paid during the first quarter of 2009.

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. At March 31, 2010, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1    Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash

31.2    Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi

32.1    Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2    Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2010

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