Form 10-Q
period 2010-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2010-08-13
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Liability Company Units outstanding as of July 31, 2010 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$2,740	$2,306
Accounts receivable, net of allowance for doubtful accounts of $7 as of June 30, 2010 and $4 as of December 31, 2009	818	739
Prepaid expenses	2	9
Investments in equipment and leases, net of accumulated depreciation of $34,043 as of June 30, 2010 and $33,664 as of December 31, 2009	10,136	10,953

Total assets	$13,696	$14,007

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,029	$856
Affiliates	2	—
Other	292	491
Accrued interest payable	—	1
Non-recourse debt	—	398
Unearned operating lease income	112	170

Total liabilities	1,435	1,916

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,261	12,091

Total Members’ capital	12,261	12,091

Total liabilities and Members’ capital	$13,696	$14,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands except for units and per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$1,563	$1,539	$3,105	$3,137
Direct financing leases	32	11	65	11
Gain (loss) on sales of assets	5	—	5	(37)
Interest	—	—	—	1
Other	4	1	6	2

Total revenues	1,604	1,551	3,181	3,114

Expenses:
Depreciation of operating lease assets	342	341	685	895
Interest expense	2	16	7	46
Asset management fees to Managing Member	64	35	117	88
Marine vessel maintenance and other operating costs	177	297	362	454
Railcar and equipment maintenance	123	139	206	296
Cost reimbursements to Managing Member	—	—	679	679
Professional fees	45	27	114	94
Insurance	19	17	39	45
Provision for doubtful accounts	4	52	3	52
Franchise fees and state taxes	16	67	(9)	188
Other	111	86	222	177

Total operating expenses	903	1,077	2,425	3,014

Net income from operations	701	474	756	100
Other income, net	—	—	—	12

Net income	$701	$474	$756	$112

Net income:
Managing Member	$—	$—	$44	$—
Other Members	701	474	712	112

	$701	$474	$756	$112

Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.03	$0.05	$0.01
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(in thousands except for units and per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	13,560,188	$12,707	$—	$12,707
Distributions to Other Members ($0.13 per Unit)	—	(1,762)	—	(1,762)
Distributions to Managing Member	—	—	(143)	(143)
Net income	—	1,146	143	1,289

Balance December 31, 2009	13,560,188	12,091	—	12,091
Distributions to Other Members ($0.04 per Unit)	—	(542)	—	(542)
Distributions to Managing Member	—	—	(44)	(44)
Net income	—	712	44	756

Balance June 30, 2010	13,560,188	$12,261	$—	$12,261

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income	$701	$474	$756	$112
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	(5)	—	(5)	37
Depreciation of operating lease assets	342	341	685	895
Amortization of unearned income on direct finance leases	(32)	(11)	(65)	(11)
Change in fair value of interest rate swap contracts	—	—	—	(12)
Provision for doubtful accounts	4	52	3	52
Changes in operating assets and liabilities:
Accounts receivable	(41)	(42)	(82)	304
Prepaid expenses and other assets	3	6	7	10
Accounts payable, Managing Member	(81)	(21)	173	(23)
Accounts payable, affiliates	—	1	2	1
Accounts payable, other	(18)	(181)	(199)	101
Accrued interest payable	—	(1)	(1)	(1)
Unearned operating lease income	(5)	(89)	(58)	(34)

Net cash provided by operating activities	868	529	1,216	1,431

Investing activities:
Proceeds from sales of lease assets	27	—	91	83
Payments received on direct financing leases	55	35	111	59
Capital improvements to equipment on operating leases	—	(1)	—	(380)

Net cash provided by (used in) investing activities	82	34	202	(238)

Financing activities:
Repayments of non-recourse debt	(201)	(188)	(398)	(372)
Distributions to Other Members	—	—	(542)	—
Distributions to Managing Member	—	—	(44)	—

Net cash used in financing activities	(201)	(188)	(984)	(372)

Net increase in cash and cash equivalents	749	375	434	821
Cash and cash equivalents at beginning of period	1,991	2,194	2,306	1,748

Cash and cash equivalents at end of period	$2,740	$2,569	$2,740	$2,569

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$25	$217	$27	$219

Cash paid during the period for interest	$2	$17	$8	$47

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2010, 13,560,188 Units were issued and outstanding.

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

As of June 30, 2010, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$9,740	$224	$(684)	$9,280
Net investment in direct financing leases	475	—	(46)	429
Assets held for sale or lease, net	738	(310)	(1)	427

Total	$10,953	$(86)	$(731)	$10,136

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets during the three and six months ended June 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $342 thousand and $341 thousand for the respective three months ended June 30, 2010 and 2009, and was $685 thousand and $895 thousand for the respective six months ended June 30, 2010 and 2009.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Containers	$20,612	$—	$(318)	$20,294
Transportation, rail	12,960	—	2,636	15,596
Marine vessel	4,333	—	—	4,333
Materials handling	73	—	(73)	—
Other	640	—	—	640

	38,618	—	2,245	40,863
Less accumulated depreciation	(28,878)	(684)	(2,021)	(31,583)

Total	$9,740	$(684)	$224	$9,280

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both June 30, 2010 and December 31, 2009.

The Company earns revenues from its marine vessel and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $535 thousand and $816 thousand for the respective three months ended June 30, 2010 and 2009, and was $1.1 million and $1.4 million for the respective six months ended June 30, 2010 and 2009.

As of June 30, 2010 and 2009, the Company had no operating leases in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net (continued):

Direct financing leases:

As of June 30, 2010 and December 31, 2009, investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$601	$712
Estimated residual values of leased equipment (unguaranteed)	54	54

Investment in direct financing leases	655	766
Less unearned income	(226)	(291)

Net investment in direct financing leases	$429	$475

There were no net investments in direct financing leases in non-accrual status as of June 30, 2010 and December 31, 2009.

At June 30, 2010, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$1,407	$114	$1,521
Year ending December 31, 2011	1,928	239	2,167
2012	835	200	1,035
2013	468	48	516
2014	287	—	287
2015	179	—	179
Thereafter	433	—	433

	$5,537	$601	$6,138

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Containers	20 - 30
Marine vessel	20 - 30
Manufacturing	10 - 20
Materials handling	7 - 10
Other	7 - 10

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asset management fees to Managing Member	$64	$35	$117	$88
Cost reimbursements to Managing Member	—	—	679	679

	$64	$35	$796	$767

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.3 million and $1.6 million excess reimbursable administrative expenses as of June 30, 2010 and December 31, 2009, respectively.

5. Non-recourse debt:

Non-recourse debt consisted of a note payable to a financial institution. The note was due in monthly installments. Interest on the note was at a fixed rate of 6.90% per annum. The note was secured by assignments of lease payments and pledges of assets; and matured and was settled on June 15, 2010.

6. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Guarantees (continued):

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

7. Members’ capital:

As of June 30, 2010 and December 31, 2009, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Distributions declared	$—	$—	$542	$—
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

Weighted average distributions per Unit	$—	$—	$0.04	$—

8. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1–Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

Level 2–Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3–Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Fair value measurements (continued):

At June 30, 2010 and December 31, 2009, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,740	$2,740	$2,306	$2,306
Financial liabilities:
Non-recourse debt	—	—	398	403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2010, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Company had net income of $701 thousand and $474 thousand for the three months ended June 30, 2010 and 2009, respectively. The results for the second quarter of 2010 reflect a reduction in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2010 increased by $53 thousand, or 3%, as compared to the prior year period. The net increase in revenues was largely due to a $24 thousand increase in operating lease revenue, and a $21 thousand increase in direct financing lease revenue.

The increases in both operating lease and direct financing lease revenues were attributable to the return of certain inventoried assets to revenue-generating deployment under new leasing agreements.

Expenses

Total operating expenses for the second quarter of 2010 decreased by $174 thousand, or 16%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in marine vessel maintenance and other operating costs, taxes and franchise fees and the provision for doubtful accounts. These decreases in expense were partially offset by an increase in management fees paid to AFS.

The decrease in vessel maintenance and operating costs totaled $120 thousand and was largely due to incremental costs incurred during the second quarter of 2009 to prepare a vessel for a new lessee. Taxes and franchise fees decreased by $51 thousand mainly due to a period over period decline in state franchise and income tax liability; and, the provision for doubtful accounts was reduced by $48 thousand as the second quarter 2009 amount included a provision established for uncollected property taxes.

The above mentioned decreases are partially offset by a $29 thousand increase in management fees paid to AFS. Such increase was primarily due to the distribution to investors of cash from operations during the first quarter of 2010, which impacted the calculation of management fees. There was no distribution of cash from operations during the first six months of 2009.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Company had net income of $756 thousand and $112 thousand for the six months ended June 30, 2010 and 2009, respectively. The results for the first six months of 2010 reflect a reduction in total operating expenses and a slight increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first six months of 2010 increased by $67 thousand, or 2%, as compared to the prior year period. The net increase in revenues was largely due to a $54 thousand increase in direct financing lease revenue and a $42 thousand favorable change in gains or losses recognized on the sale of equipment. These increases in revenue were partially offset by a $32 thousand reduction in operating lease revenue.

The increase in direct financing lease revenue was primarily attributable to certain off-lease assets that were re-leased as direct financing leases subsequent to June 30, 2009. The favorable change in gains or losses recognized on sales of equipment was primarily due to a net loss recognized on two sales transactions during the first half of 2009. By comparison, gains or losses recognized on sales transactions during the first half of 2010 were nominal in amount.

Partially offsetting the aforementioned increases in revenues was the reduction in operating lease revenue, which declined largely due to continued run-off and sales of lease assets offset, in part, by a slight increase in rents during the second quarter of 2010 as certain inventoried assets were returned to revenue-generating deployment under new leasing agreements.

Expenses

Total operating expenses for the first half of 2010 decreased by $589 thousand, or 20%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, taxes and franchise fees, marine vessel maintenance and other operating costs, railcar maintenance expense and the provision for doubtful accounts. These decreases in expense were partially offset by an increase in other expense and management fees paid to AFS.

The decrease in depreciation expense totaled $210 thousand and was a result of continued run-off and sales of lease assets. Taxes and franchise fees decreased by $197 thousand mainly due to a period over period decline in state franchise and income tax liability. The accrual for the first half of 2009 reflects estimated tax obligations related to an approximate $3.0 million of gains recognized on the sale of railcars during 2008. In addition, vessel maintenance and operating costs decreased by $92 thousand largely due to incremental costs incurred during the first six months of 2009 to prepare a vessel for a new lessee. Railcar maintenance expense decreased by $90 thousand mainly due to a decline in railcars in service; and, the provision for doubtful accounts was reduced by $49 thousand as the prior year period amount included a provision established for uncollected property taxes.

Partially offsetting the aforementioned decreases in expenses were increases in other expense and management fees paid to AFS totaling $45 thousand and $29 thousand, respectively. The increase in other expense was largely due to higher property taxes and management fees associated with the marine vessel as well as higher storage, freight and shipping costs related to the Company’s railcars. Management fees paid to AFS increased primarily due to the distribution to investors of cash from operations during the first half of 2010, which impacted the calculation of management fees. There was no distribution of cash from operations during the first half of 2009.

Other

The Company recorded other income, net totaling $0 and $12 thousand for the six months ended June 30, 2010 and 2009, respectively. Other income, net for the first half of 2009 reflects the change in the fair value of its interest swap contracts, all of which terminated by June 30, 2009.

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

The changes in the Company’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the second quarter of 2010 increased by $339 thousand as compared to the prior year period. The net increase in cash flow was primarily attributable to an increase in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense, a favorable year over year three-month change in accounts payable activities, and an increase in unearned lease income.

The increase in net operating results, as adjusted for non-cash items, improved cash flow by $154 thousand. The increase was largely due to the reduction in costs to maintain and operate the Company’s marine vessel, reduced taxes and franchise fees, and increases in both operating lease and direct financing lease revenues.

The favorable change in accounts payable activities improved cash flow by $103 thousand and was attributable to second quarter of 2009 payments of prior quarter accruals related to vessel and railcar maintenance costs, and third party manager costs. Finally, the increase in unearned lease income improved cash flow by $84 thousand and was largely due to a period over period increase in prepaid rents.

•	Investing Activities

Net cash used in investing activities during the second quarter of 2010 increased by $48 thousand as compared to the prior year period. Cash flow increased primarily as a result of a $27 thousand increase in proceeds from sales of lease assets and a $20 thousand increase in payments received on direct financing leases.

Proceeds from sales of lease assets increased due to the absence of lease asset sales during the second quarter of 2009; and, payments received on direct financing leases increased as certain off-lease assets were renewed as direct financing leases subsequent to June 30, 2009.

•	Financing Activities

Net cash used in investing activities during the second quarter of 2010 increased by $13 thousand as compared to the prior year period. The increase in cash used (decrease in cash flow) represents a period over period increase in scheduled payments on the Company’s non-recourse debt. All outstanding non-recourse debt was repaid in June 2010.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the first half of 2010 decreased by $215 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year six-month change in accounts receivable and accounts payable activities offset, in part, by an increase in net operating results, as adjusted for non-cash revenue and expense items such as gain on sales of assets and depreciation expense.

The unfavorable change in accounts receivable activities reduced cash flow by $386 thousand and was largely due to lower 2009 year-end billings related to marine vessel rental revenue as compared to year-end 2008. Accordingly, receivables collected during the first half of 2010 were significantly lower when compared to the prior year period.

Likewise, the unfavorable change in accounts payable and accrued liabilities activities reduced cash flow by $103 thousand. The net change was largely attributable to an increase in accruals during the first half of 2009 related to refurbishment costs on the Company’s marine vessel offset, in part, by a first half of 2010 increase in period-end accruals related to administrative costs reimbursable to AFS.

The aforementioned decreases in cash flow was partially offset by a $301 thousand increase resulting from a period over period improvement in net operating results, as adjusted for non-cash items. Such improvement was largely due to reductions in taxes and franchise fees, marine vessel maintenance and operating costs, and railcar maintenance expense coupled with an increase in direct financing lease revenues.

•	Investing Activities

Net cash provided by investing activities during the first six months of 2010 totaled $202 thousand as compared to cash used in investing activities of $238 thousand for the prior year period, an increase of $440 thousand. Cash flow increased as the first half 2009 amount included $380 thousand of capitalized improvement costs associated with the Company’s marine vessel. There were no such capitalized costs incurred during the first half of 2010.

Moreover, payments received on direct financing leases increased by $52 thousand. Such increase was attributable to certain off-lease assets that were renewed as direct financing leases subsequent to the June 30, 2009.

•	Financing Activities

Net cash used in financing activities during the first six months of 2010 increased by $612 thousand as compared to the prior year period. A majority of the increase in cash used (decrease in cash flow) represents distributions paid to both Other Members and the Managing Member totaling $542 thousand and $44 thousand, respectively. No distributions were paid during the first half of 2009.

The remaining $26 thousand increase in cash used in financing activities represents a period over period increase in scheduled payments on the Company’s non-recourse debt, all of which were repaid in June 2010.

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. At June 30, 2010, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 12, 2010

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