Form 10-Q
period 2010-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2010-11-15
CIK 1069152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Liability Company Units outstanding as of October 31, 2010 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$3,610	$2,306
Accounts receivable, net of allowance for doubtful accounts of $7 as of September 30, 2010 and $4 as of December 31, 2009	720	739
Prepaid expenses	11	9
Investments in equipment and leases, net of accumulated depreciation of $34,300 as of September 30, 2010 and $33,664 as of December 31, 2009	9,793	10,953

Total assets	$14,134	$14,007

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$914	$856
Affiliates	2	—
Other	287	491
Accrued interest payable	—	1
Non-recourse debt	—	398
Unearned operating lease income	115	170

Total liabilities	1,318	1,916

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,816	12,091

Total Members’ capital	12,816	12,091

Total liabilities and Members’ capital	$14,134	$14,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Leasing activities:
Operating leases	$1,280	$1,466	$4,385	$4,603
Direct financing leases	33	15	98	26
Gain (loss) on sales of assets	14	12	19	(25)
Interest	—	1	—	2
Other	11	2	17	4

Total revenues	1,338	1,496	4,519	4,610

Expenses:
Depreciation of operating lease assets	304	325	989	1,220
Interest expense	—	11	7	57
Asset management fees to Managing Member	45	50	162	138
Marine vessel maintenance and other operating costs	200	189	562	643
Railcar and equipment maintenance	116	148	322	444
Cost reimbursements to Managing Member	—	—	679	679
Amortization of initial direct costs	—	1	—	1
Professional fees	22	31	136	125
Insurance	19	20	58	65
(Reversal of provision) provision for doubtful accounts	—	(52)	3	—
Franchise fees and state taxes	2	38	(7)	226
Other	75	85	297	262

Total operating expenses	783	846	3,208	3,860

Net income from operations	555	650	1,311	750
Other income, net	—	—	—	12

Net income	$555	$650	$1,311	$762

Net income:
Managing Member	$—	$—	$44	$—
Other Members	555	650	1,267	762

	$555	$650	$1,311	$762

Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.05	$0.09	$0.06
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	13,560,188	$12,707	$—	$12,707
Distributions to Other Members ($0.13 per Unit)	—	(1,762)	—	(1,762)
Distributions to Managing Member	—	—	(143)	(143)
Net income	—	1,146	143	1,289

Balance December 31, 2009	13,560,188	12,091	—	12,091
Distributions to Other Members ($0.04 per Unit)	—	(542)	—	(542)
Distributions to Managing Member	—	—	(44)	(44)
Net income	—	1,267	44	1,311

Balance September 30, 2010	13,560,188	$12,816	$—	$12,816

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income	$555	$650	$1,311	$762
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of assets	(14)	(12)	(19)	25
Depreciation of operating lease assets	304	325	989	1,220
Amortization of unearned income on direct finance leases	(33)	(15)	(98)	(26)
Amortization of initial direct costs	—	1	—	1
Change in fair value of interest rate swap contracts	—	—	—	(12)
(Reversal of provision) provision for doubtful accounts	—	(52)	3	—
Changes in operating assets and liabilities:
Accounts receivable	98	180	16	484
Prepaid expenses and other assets	(9)	(10)	(2)	—
Accounts payable, Managing Member	(115)	590	58	567
Accounts payable, affiliates	—	1	2	2
Accounts payable, other	(5)	(394)	(204)	(293)
Accrued interest payable	—	—	(1)	(1)
Unearned operating lease income	3	20	(55)	(14)

Net cash provided by operating activities	784	1,284	2,000	2,715

Investing activities:
Proceeds from sales of lease assets	30	23	121	107
Payments received on direct financing leases	56	40	167	98
Improvements to lease equipment	—	—	—	(380)

Net cash provided by (used in) investing activities	86	63	288	(175)

Financing activities:
Repayments of non-recourse debt	—	(190)	(398)	(562)
Distributions to Other Members	—	—	(542)	—
Distributions to Managing Member	—	—	(44)	—

Net cash used in financing activities	—	(190)	(984)	(562)

Net increase in cash and cash equivalents	870	1,157	1,304	1,978
Cash and cash equivalents at beginning of period	2,740	2,569	2,306	1,748

Cash and cash equivalents at end of period	$3,610	$3,726	$3,610	$3,726

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$13	$29	$232

Cash paid during the period for interest	$—	$11	$8	$58

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2010, 13,560,188 Units were issued and outstanding.

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

As of September 30, 2010, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$9,740	$178	$(988)	$8,930
Net investment in direct financing leases	475	—	(69)	406
Assets held for sale or lease, net	738	(280)	(1)	457

Total	$10,953	$(102)	$(1,058)	$9,793

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impaired lease assets during the three and nine months ended September 30, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale totaled $304 thousand and $325 thousand for the respective three months ended September 30, 2010 and 2009, and was $989 thousand and $1.2 million for the respective nine months ended September 30, 2010 and 2009.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Containers	$20,612	$—	$(382)	$20,230
Transportation, rail	12,960	—	2,576	15,536
Marine vessel	4,333	—	—	4,333
Materials handling	73	—	(73)	—
Other	640	—	—	640

	38,618	—	2,121	40,739
Less: accumulated depreciation	(28,878)	(988)	(1,943)	(31,809)

Total	$9,740	$(988)	$178	$8,930

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both September

30, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net (continued):

The Company earns revenues from its marine vessel and certain lease assets based on utilization of such assets. Such contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $479 thousand and $856 thousand for the respective three months ended September 30, 2010 and 2009, and was $1.6 million and $2.3 million for the respective nine months ended September 30, 2010 and 2009.

As of September 30, 2010 and 2009, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of September 30, 2010 and December 31, 2009, investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$545	$712
Estimated residual values of leased equipment (unguaranteed)	54	54

Investment in direct financing leases	599	766
Less unearned income	(193)	(291)

Net investment in direct financing leases	$406	$475

There were no net investments in direct financing leases in non-accrual status as of September 30, 2010 and December 31, 2009.

At September 30, 2010, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$716	$58	$774
Year ending December 31, 2011	1,971	239	2,210
2012	873	200	1,073
2013	474	48	522
2014	287	—	287
2015	179	—	179
Thereafter	433	—	433

	$4,933	$545	$5,478

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

During the three and nine months ended September 30, 2010 and 2009, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asset management fees to Managing Member	$45	$50	$162	$138
Cost reimbursements to Managing Member	—	—	679	679

	$45	$50	$841	$817

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.3 million and $1.6 million excess reimbursable administrative expenses as of September 30, 2010 and December 31, 2009, respectively.

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

7. Members’ capital:

As of September 30, 2010 and December 31, 2009, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Fair value measurements (continued):

At September 30, 2010 and December 31, 2009, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,610	$3,610	$2,306	$2,306

Financial liabilities:
Non-recourse debt	—	—	398	403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2010, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Company had net income of $555 thousand and $650 thousand for the three months ended September 30, 2010 and 2009, respectively. The results for the third quarter of 2010 reflect a reduction in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2010 decreased by $158 thousand, or 11%, as compared to the prior year period. The net decrease in revenues was largely due to a $186 thousand reduction in operating lease revenue offset, in part, by an $18 thousand increase in direct financing lease revenue.

The decrease in operating lease revenues was largely due to continued run-off and sales of lease assets; and, the increase in direct financing lease revenue was primarily attributable to certain off-lease assets that were re-leased as direct financing leases subsequent to September 30, 2009.

Expenses

Total operating expenses for the third quarter of 2010 decreased by $63 thousand, or 7%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in taxes and franchise fees, railcar maintenance costs, depreciation expense and interest expense offset, in part, by an unfavorable change in the provision for doubtful accounts.

The decrease in taxes and franchise fees totaled $36 thousand and was primarily a result of a period over period decline in estimated state franchise and income tax liability. Railcar maintenance costs declined by $32 thousand as the third quarter of 2009 amount included repairs and maintenance expenses relative to off-lease railcars which were subsequently re-leased in 2010.

Moreover, depreciation expense decreased by $21 thousand primarily as a result of run-off and dispositions of lease assets; and, interest expense declined by $11 thousand as the Company’s non-recourse debt was repaid in full during the second quarter of 2010.

Partially offsetting the above mentioned decreases in expenses was a $52 thousand unfavorable change in the provision for doubtful accounts, as the third quarter of 2009 amount included a reversal of a reserve previously established for a delinquent property tax receivable.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Company had net income of $1.3 million and $762 thousand for the nine months ended September 30, 2010 and 2009, respectively. The results for the first nine months of 2010 reflect a reduction in total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2010 decreased by $91 thousand, or 2%, as compared to the prior year period. The net reduction in revenues was largely due to a decrease in operating lease revenue totaling $218 thousand partially offset by increases in direct financing lease revenue and gains recognized on sales of lease assets totaling $72 thousand and $44 thousand, respectively.

The reduction in operating lease revenue was largely due to continued run-off and sales of lease assets offset, in part, by a slight increase in rents during the current year period as certain inventoried assets were returned to revenue-generating deployment under new leasing agreements.

As partial offsets to the aforementioned decrease in revenue, direct financing lease revenue increased as certain off-lease assets were re-leased as direct financing leases subsequent to September 30, 2009; and, the favorable change in gains recognized on sales of lease assets reflect the period over period change in the mix of assets sold.

Expenses

Total operating expenses for the first nine months of 2010 decreased by $652 thousand, or 17%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in franchise fees and state taxes, depreciation expense, railcar maintenance costs, marine vessel maintenance and other operating costs, and interest expense.

The $233 thousand decrease in franchise fees and state taxes was primarily a result of a period over period decline in estimated state franchise and income tax liability, as the prior year period accrual reflects estimated tax obligations related to an approximate $3.0 million of gains recognized on the sale of railcars during 2008.

Depreciation expense was reduced by $231 thousand largely due to continued run-off and sales of lease assets. Likewise, railcar maintenance costs declined by $122 thousand as the prior year period amount included repairs and maintenance expenses relative to off-lease railcars which were subsequently re-leased in 2010. In addition, marine vessel maintenance and other operating costs decreased by $81 thousand largely due to prior year period incremental costs incurred to prepare a vessel for a new lessee; and, interest expense decreased by $50 thousand as the Company paid off debt outstanding under the receivables funding program during the first half of 2009 as well as its non-recourse debt during the first half of 2010.

Other

The Company recorded other income, net totaling $0 and $12 thousand for the nine months ended September 30, 2010 and 2009, respectively. Other income, net for the first nine months of 2009 reflects the change in the fair value of its interest swap contracts, all of which terminated by June 30, 2009.

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

The changes in the Company’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the third quarter of 2010 decreased by $500 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three-month change in accounts payable and accrued liabilities, a decline in net operating results as adjusted for non-cash revenue and expense items, such as gain on sales of assets and depreciation expense, and an unfavorable change in accounts receivable.

The unfavorable change in accounts payable and accrued liabilities reduced cash flow by $317 thousand and was primarily due to increased third quarter 2009 accruals relative to costs reimbursable to AFS offset, in part, by increased payments of prior period accruals related to the Company’s marine vessel.

Moreover, the decline in net operating results as adjusted for non-cash items further reduced cash flow by $85 thousand. Such decrease was mostly the result of the reduction in operating lease revenues offset, in part, by reduced taxes and franchise fees and a decrease in railcar maintenance costs.

Finally, the unfavorable change in accounts receivable reduced cash flow by $82 thousand. The decrease was primarily due to a more timely collection of prior period accrued billings during the third quarter of 2009 as compared to the current year period.

•	Investing Activities

Net cash provided by investing activities during the third quarter of 2010 increased by $23 thousand as compared to the prior year period. The increase in cash flow was comprised of a $16 thousand increase in payments received on direct financing leases and a $7 thousand increase in proceeds from sales of lease assets.

Payments received on direct financing leases increased as certain off-lease assets were renewed as direct financing leases subsequent to September 30, 2009; and, proceeds from sales of lease assets was slightly higher due to an increase in the number of assets sold during the current year quarter.

•	Financing Activities

Net cash used in investing activities during the third quarter of 2010 decreased by $190 thousand as compared to the prior year period. The decrease in cash used (increase in cash flow) represents a period over period decrease in scheduled payments on the Company’s non-recourse debt which was fully repaid in June 2010.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the first nine months of 2010 decreased by $715 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year nine-month change in accounts receivable and in accounts payable and accrued liabilities offset, in part, by an increase in net operating results as adjusted for non-cash revenue and expense items, such as gain on sales of assets and depreciation expense.

The unfavorable change in accounts receivable reduced cash flow by $468 thousand and was largely due to lower 2009 year-end billings related to marine vessel rental revenue as compared to year-end 2008. Accordingly, receivables collected during the first nine months of 2010 were significantly lower when compared to the prior year period.

Likewise, the unfavorable change in accounts payable and accrued liabilities reduced cash flow by $420 thousand. This was primarily a result of higher year-to-date 2010 payments made on prior year accruals associated with administrative costs payable to AFS.

The aforementioned decreases in cash flow were partially offset by a $216 thousand increase resulting from a period over period growth in net operating results as adjusted for non-cash items. Such growth was largely due to reductions in franchise fees and state taxes, railcar maintenance expense and marine vessel maintenance and other operating costs offset, in part, by a decline in operating lease revenue.

•	Investing Activities

Net cash provided by investing activities during the first nine months of 2010 totaled $288 thousand as compared to cash used in investing activities of $175 thousand for the prior year period, an increase of $463 thousand. Cash flow increased as the first nine months 2009 amount included $380 thousand of capitalized improvement costs associated with the Company’s marine vessel. There were no such capitalized costs incurred during the first nine months of 2010.

Moreover, payments received on direct financing leases increased by $69 thousand. Such increase was attributable to certain off-lease assets that were renewed as direct financing leases subsequent to the September 30, 2009.

•	Financing Activities

Net cash used in financing activities during the first nine months of 2010 increased by $422 thousand as compared to the prior year period. The increase in cash used (decrease in cash flow) was a result of a period over period increase in distributions paid to Unit holders offset, in part, by a decrease in scheduled payments on the Company’s non-recourse debt.

Distributions paid to Other Members and to the Managing Member during the current year period totaled $542 thousand and $44 thousand, respectively. No distributions were paid during the first nine months of 2009.

As a partial offset, the decline in scheduled payments on the Company’s non-recourse debt improved cash flow by $164 thousand. Such non-recourse debt was fully repaid in June 2010.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Conversely, should interest rates remain low or decrease, the rates that the Company can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases already in place, for the most part, would not be affected by changes in interest rates.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. At September 30, 2010, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: November 12, 2010

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