Form 10-K
period 2010-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2011-03-29
CIK 1069152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2011 was 13,560,188.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2010, 13,560,188 Units remain issued and outstanding.

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

As of December 31, 2010, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company had purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2010, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.1 million.

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

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Exsif Worldwide Inc.	Transportation, other (containers)	35%	38%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	20%	13%
Bartlett Grain Company, L.P.	Railcars	14%	15%

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

Equipment Leasing Activities – The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2010 and the industries to which the assets were leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$57,510	23.18%
Manufacturing	47,781	19.26%
Transportation, other	47,614	19.20%
Aircraft	38,535	15.53%
Point of sale / office automation	12,162	4.90%
Photo processing equipment	10,782	4.35%
Storage tanks	7,774	3.13%
Materials handling	7,019	2.83%
Marine vessel	4,333	1.75%
Gas compressors	2,522	1.02%
Other	12,021	4.85%
	$248,053	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,327	24.32%
Transportation, air	38,535	15.53%
Manufacturing, other	35,204	14.19%
Transportation, other	27,918	11.25%
Transportation, containers	21,229	8.56%
Manufacturing, electronics	20,901	8.43%
Retail	18,056	7.28%
Natural gas	13,848	5.58%
Other	12,035	4.86%
	$248,053	100.00%

Through December 31, 2010, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Manufacturing	$46,288	$19,970	$47,061
Transportation, rail	41,751	31,337	19,126
Aircraft	38,535	8,667	16,856
Transportation, other	27,575	9,705	26,473
Point of sale / office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	7,774	7,198	2,221
Materials handling	7,019	2,017	6,776
Gas compressors	2,522	506	2,794
Other	10,514	3,679	12,287
	$204,922	$92,027	$144,521

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2010, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 3,377 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2010. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2010. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2010, the value of the Company’s assets, calculated on this basis, was approximately $1.77 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not reinvest in equipment, but will distribute, subject to payment of any obligations of the Company. The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in March and December 2010, and December 2009. The annualized rate for distributions from 2010 and 2009 operations was $0.24 and $0.13 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2010	2009
Net income per Unit, based on weighted average Units outstanding	$0.13	$0.08
Return of investment	0.11	0.05
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.24	0.13
Differences due to timing of distributions	-	-
Actual distributions paid per Unit	$0.24	$0.13

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

As of December 31, 2010, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2010	2009
Transportation, containers	46%	50%
Transportation, rail	43%	33%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues during 2010 and 2009 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Exsif Worldwide Inc.	Transportation, other (containers)	35%	38%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	20%	13%
Bartlett Grain Company, L.P.	Railcars	14%	15%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 1999 through 2002. The utilization percentage of existing assets under lease was 94% and 86% as of December 31, 2010 and 2009, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2010 and 2009, the Company had exceeded such limitations by approximately $1.3 million and $1.6 million, respectively (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2010 versus 2009

The Company had net income of $2.1 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively. The results for 2010 primarily reflect a reduction in total operating expenses when compared to the prior year.

Revenues

Total revenues for 2010 were comparable to those of 2009. Year over year, total revenues decreased by $7 thousand primarily as a result of a $137 thousand decrease in operating lease revenue offset, in part, by a $78 thousand increase in direct financing lease revenue and a $40 thousand increase in gains recognized on sales of lease assets.

The reduction in operating lease revenue was largely due to continued run-off and sales of lease assets and the year over year decline in rental revenues from the Company’s marine vessel and other usage-based assets. These were partially offset by a slight increase in rents during 2010 as certain inventoried assets were returned to revenue-generating deployment under new leasing agreements.

Direct financing lease revenue increased as certain equipment under operating leases were re-leased as direct financing leases during 2009; and, the favorable change in gains recognized on sales of lease assets reflect the year over year change in the mix of assets sold.

Expenses

Total operating expenses for 2010 decreased by $822 thousand, or 17%, as compared to the prior year. The net decrease in total operating expenses was primarily due to reductions in franchise fees and state taxes, railcar maintenance costs, depreciation expense, marine vessel maintenance costs, and interest expense offset, in part, by increases in management fees paid to AFS and other expense.

The $261 thousand decrease in franchise fees and state taxes was primarily a result of a year over year decline in estimated state franchise and income tax liability, as the 2009 accrual reflects estimated tax obligations related to an approximate $3.0 million of gains recognized on the sale of railcars during 2008.

Railcar maintenance costs declined by $248 thousand as the 2009 amount included repairs and maintenance expenses relative to off-lease railcars which were subsequently re-leased in 2010. Depreciation expense was reduced by $241 thousand largely due to continued run-off and sales of lease assets. In addition, marine vessel maintenance costs decreased by $60 thousand largely due to 2009 incremental costs incurred to prepare a vessel for a new lessee; and, interest expense decreased by $59 thousand as the Company paid off debt outstanding under the receivables funding program during the first half of 2009 as well as its non-recourse debt during the first half of 2010.

Partially offsetting the aforementioned decreases in expenses were increases in management fees paid to AFS and other expense totaling $34 thousand and $20 thousand, respectively. Management fees paid to AFS increased primarily due to the higher amount of distributions of cash from operations paid to investors during 2010 as compared to 2009, which impacted the calculation of management fees. Finally, the net increase in other expense was largely due to higher management fees associated with the marine vessel as well as higher postage and printing fees offset, in part, by lower freight and shipping costs related to the Company’s railcars.

Other

The Company recorded other income, net totaling $0 and $12 thousand for 2010 and 2009, respectively. Prior year other income, net reflects the change in the fair value of the Company’s interest swap contracts, all of which terminated by June 30, 2009.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $1.8 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$3,012	$3,277
Investing activities	416	(58)
Financing activities	(3,916)	(2,661)
Net (decrease) increase in cash and cash equivalents	$(488)	$558

Operating Activities

Cash provided by operating activities during 2010 decreased by $265 thousand as compared to the prior year. The net decrease in cash flow was largely due to decreased collections of receivables, a reduction in unearned rents, and increased payments made against the Company’s accrued liabilities offset, in part, by the year over year increase in net income from operations.

The year over year decrease in collections of receivables was largely attributable to the 2009 collection of aged prior year receivables related to marine vessel rental revenue. The decline in unearned rents was mainly a result of a year over year reduction in prepaid rents and increased amortization of prepayments received in the prior year; and, the increase in payments made against the Company’s accrued liabilities represent higher 2010 payments made on prior year accruals associated with administrative costs payable to AFS.

Investing Activities

Net cash provided by investing activities during 2010 totaled $416 thousand as compared to cash used in investing activities of $58 thousand during 2009, an increase of $474 thousand. Cash flow increased as the 2009 amount included $380 thousand of capitalized improvement costs associated with the Company’s marine vessel. There were no such capitalized costs incurred during 2010.

In addition, payments received on direct financing leases increased by $76 thousand. Such increase was attributable to certain operating leases that were renewed as direct financing leases during 2009.

Financing Activities

Net cash used in financing activities during 2010 increased by $1.3 million as compared to the prior year period. The increase in cash used (decrease in cash flow) represents a $1.6 million year over year increase in distributions paid to both Other Members and the Managing Member offset, in part, by a $358 thousand decrease in scheduled payments on the Company’s non-recourse debt which was fully repaid in June 2010.

The distributions were based on cash available net of any short-term payables and reserves as determined by the Managing Member.

Non-Recourse Long-Term Debt

As of December 31, 2010, the Company had no outstanding non-recourse long term debt. The amount unpaid at December 31, 2009, totaling $398 thousand, matured and was fully settled in June 2010. AFS does not anticipate any future non-recourse borrowings on behalf of the Company. For detailed information on the Company’s debt obligations, see Notes 7 to the financial statements, Non-recourse debt, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. See Item 5 and Note 10 to the financial statements, Members’ capital, as set forth in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Court proceedings are scheduled to commence during March 2011 and the outcome, either via negotiation or court mandate, is currently indeterminable.

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. The Company’s marine vessel was drydocked in January 2011 and was returned to service during the first quarter of 2011. The next scheduled drydock maintenance will occur during the latter half of 2013.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 28, 2011

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009

ASSETS

Cash and cash equivalents	$1,818	$2,306
Accounts receivable, net of allowance for doubtful accounts of $8 as of December 31, 2010 and $4 as of December 31, 2009	745	739
Prepaid expenses and other assets	7	9
Investments in equipment and leases, net of accumulated depreciation of $34,471 as of December 31, 2010 and $33,664 as of December 31, 2009	9,405	10,953
Total assets	$11,975	$14,007

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$902	$856
Affiliates	2	-
Other	301	491
Accrued interest payable	-	1
Non-recourse debt	-	398
Unearned operating lease income	105	170
Total liabilities	1,310	1,916

Commitments and contingencies

Members’ capital:
Managing Member	-	-
Other Members	10,665	12,091
Total Members’ capital	10,665	12,091
Total liabilities and Members’ capital	$11,975	$14,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Leasing activities:
Operating leases	$6,047	$6,184
Direct financing leases	131	53
Gain on sales of assets	40	-
Interest	-	2
Other revenue	18	4
Total revenues	6,236	6,243

Expenses:
Depreciation of operating lease assets	1,303	1,544
Interest expense	7	66
Asset management fees to Managing Member	289	255
Vessel maintenance	772	832
Railcar maintenance	476	724
Cost reimbursements to Managing Member	679	679
Professional fees	171	163
Insurance	70	85
Provision for doubtful accounts	4	4
Taxes on income and franchise fees	(5)	256
Other	378	358
Total operating expenses	4,144	4,966
Net income from operations	2,092	1,277
Other income, net	-	12
Net income	$2,092	$1,289

Net income:
Managing Member	$264	$143
Other Members	1,828	1,146
	$2,092	$1,289

Net income per Limited Liability Company Unit (Other Members)	$0.13	$0.08
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	13,560,188	$12,707	$-	$12,707
Distributions to Other Members ($0.13 per Unit)	-	(1,762)	-	(1,762)
Distributions to Managing Member	-	-	(143)	(143)
Net income	-	1,146	143	1,289
Balance December 31, 2009	13,560,188	12,091	-	12,091
Distributions to Other Members ($0.24 per Unit)	-	(3,254)	-	(3,254)
Distributions to Managing Member	-	-	(264)	(264)
Net income	-	1,828	264	2,092
Balance December 31, 2010	13,560,188	$10,665	$-	$10,665

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income	$2,092	$1,289
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(40)	-
Depreciation of operating lease assets	1,303	1,544
Amortization of unearned income on direct financing leases	(131)	(53)
Change in fair value of interest rate swap contracts	-	(12)
Provision for doubtful accounts	4	4
Changes in operating assets and liabilities:
Accounts receivable	(10)	482
Prepaid expenses and other assets	2	3
Accounts payable, Managing Member	46	38
Accounts payable, affiliates	2	-
Accounts payable, other	(190)	(93)
Accrued interest payable	(1)	(2)
Unearned operating lease income	(65)	77
Net cash provided by operating activities	3,012	3,277

Investing activities:
Proceeds from sales of lease assets	191	173
Payments received on direct financing leases	225	149
Purchases of equipment on operating leases	-	(380)
Net cash provided by (used in) investing activities	416	(58)

Financing activities:
Repayments of non-recourse debt	(398)	(756)
Distributions to Other Members	(3,254)	(1,762)
Distributions to Managing Member	(264)	(143)
Net cash used in financing activities	(3,916)	(2,661)

Net (decrease) increase in cash and cash equivalents	(488)	558
Cash and cash equivalents at beginning of year	2,306	1,748
Cash and cash equivalents at end of year	$1,818	$2,306

Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$30	$240
Cash paid during the year for interest	$8	$68

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2010, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2010, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on capital or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating and direct financing leases.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the year ended December 31, 2010, the Company recorded an estimated income and franchise tax benefit of $5 thousand as compared to an expense of $256 thousand for the year ended December 31, 2009. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$10,665	$12,091
Tax basis of net assets (unaudited)	9,135	9,289
Difference	$1,530	$2,802

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net income per financial statements	$2,092	$1,289
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,087	1,226
Provision for losses and doubtful accounts	4	4
Adjustments to revenues / other expenses	30	(70)
Adjustments to gain on sales of assets	151	(39)
Other	-	161
Income per federal tax return (unaudited)	$3,364	$2,571

Other income, net:

Other income, net is comprised of fair value adjustments on interest rate swap contracts.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 4.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2010 and 2009, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2010	2009
Transportation, containers	46%	50%
Transportation, rail	43%	33%

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Exsif Worldwide Inc.	Transportation, other (containers)	35%	38%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	20%	13%
Bartlett Grain Company, L.P.	Railcars	14%	15%

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Allowance for Doubtful Accounts
Balance January 1, 2009	$-
Adjustment to provision	4
Balance December 31, 2009	4
Adjustment to provision	4
Balance December 31, 2010	$8

At December 31, 2010 and 2009, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Provision for credit losses (continued):

For the year ended December 31, 2010, the Company did not record an allowance for credit losses related to its financing receivables. The Company’s recorded net investment in financing receivables at December 31, 2010 is as follows (in thousands):

	Finance Leases	Total

Allowance for credit losses:
Ending balance, December 31, 2010	$-	$-
Ending balance: individually evaluated for impairment	$-	$-
Ending balance: collectively evaluated for impairment	$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-	$-

Financing receivables, net:
Ending balance, December 31, 2010	$381	$381
Ending balance: individually evaluated for impairment	$381	$381
Ending balance: collectively evaluated for impairment	$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-	$-

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired leases as applicable.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Provision for credit losses (continued):

At December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

Finance Leases
2010
Pass	$381
Special mention	-
Substandard	-
Doubtful	-
Total	$381

At December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

							Recorded
							Investment>90
	30-59 Days	60-89 Days	Greater Than	Total Past		Total Financing	Days and
	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
Finance leases	$94	$-	$-	$94	$287	$381	$-

There were no impaired financing receivables at both December 31, 2010 and 2009. Likewise, there were no accounts receivable related to net investments in financing receivables placed in nonaccrual status as of December 31, 2010 and 2009.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$9,740	$382	$(1,302)	$8,820
Net investment in direct financing leases	475	-	(94)	381
Assets held for sale or lease, net	738	(533)	(1)	204
Total	$10,953	$(151)	$(1,397)	$9,405

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2010 and 2009.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.3 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively.

All of the property on lease was acquired during the period 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Containers	$20,612	$-	$(574)	$20,038
Transportation, rail	12,960	-	3,138	16,098
Marine vessel	4,333	-	-	4,333
Materials handling	73	-	(73)	-
Other	640	-	-	640
	38,618	-	2,491	41,109
Less accumulated depreciation	(28,878)	(1,302)	(2,109)	(32,289)
Total	$9,740	$(1,302)	$382	$8,820

The average estimated residual value for assets on operating leases was 10% and 11% of the assets’ original cost at December 31, 2010 and December 31, 2009, respectively.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $2.3 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively. In June of 2009, the Company’s marine vessel was leased under a two-year fixed term leasing arrangement.

As of December 31, 2010 and 2009, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of December 31, 2010 and 2009, investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$487	$712
Estimated residual values of leased equipment (unguaranteed)	54	54
Investment in direct financing leases	541	766
Less unearned income	(160)	(291)
Net investment in direct financing leases	$381	$475

There were no net investments in direct financing leases in nonaccrual status as of December 31, 2010 and 2009.

At December 31, 2010, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$2,089	$239	$2,328
2012	873	200	1,073
2013	474	48	522
2014	287	-	287
2015	179	-	179
Thereafter	434	-	434
	$4,336	$487	$4,823

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Asset management fees to Managing Member	$289	$255
Cost reimbursements to Managing Member	679	679
	$968	$934

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $1.3 million and $1.6 million excess reimbursable administrative expenses at December 31, 2010 and 2009, respectively.

7. Non-recourse debt:

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

8. Guarantees (continued):

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

9. Gain contingencies:

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Court proceedings are scheduled to commence during March 2011 and the outcome, either via negotiation or court mandate, is currently indeterminable.

10. Members’ capital:

As of December 31, 2010 and 2009, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Company. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except per Unit data):

	2010	2009
Distributions declared	$3,254	$1,762
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$0.24	$0.13

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

At December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,818	$1,818	$2,306	$2,306

Financial liabilities:
Non-recourse debt	-	-	398	403

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Asset Management Fee

The Company pays AFS an Asset Management Fee in an amount equal to 4.5% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2010 and 2009. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2010 and 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Capital Group	Initial Limited Liability	0.0002%
	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	25 Units ($250)
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$65	$61
Other	1	1
	$66	$62

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Income for the years ended December 31, 2010 and 2009
Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 28, 2011

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	President and Chief Executive Officer of	March 28, 2011
Dean L. Cash	ATEL Financial Services, LLC (Managing Member)

/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief
Paritosh K. Choksi	Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 28, 2011

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial
Samuel Schussler	Services, LLC (Managing Member)	March 28, 2011

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.