Form 10-Q
period 2011-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2011-05-16
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

The number of Limited Liability Company Units outstanding as of April 30, 2011 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,244	$1,818
Accounts receivable, net of allowance for doubtful accounts of $8 as of March 31, 2011 and December 31, 2010	821	745
Prepaid expenses	4	7
Investments in equipment and leases, net of accumulated depreciation of $34,309 as of March 31, 2011 and $34,471 as of December 31, 2010	9,440	9,405
Total assets	$12,509	$11,975
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,091	$902
Affiliates	2	2
Other	548	301
Unearned operating lease income	99	105
Total liabilities	1,740	1,310
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,769	10,665
Total Members’ capital	10,769	10,665
Total liabilities and Members’ capital	$12,509	$11,975

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Leasing activities:
Operating leases	$1,366	$1,542
Direct financing leases	32	33
Gain on sales of assets	190	—
Other revenue	—	2
Total revenues	1,588	1,577
Expenses:
Depreciation of operating lease assets	331	343
Interest expense	—	5
Asset management fees to Managing Member	44	53
Vessel maintenance	165	185
Railcar maintenance	138	83
Cost reimbursements to Managing Member	679	679
Professional fees	48	69
Insurance	2	20
Reversal of provision for doubtful accounts	—	(1)
Taxes on income and franchise fees	—	(25)
Other	77	111
Total operating expenses	1,484	1,522
Net income	$104	$55
Net income:
Managing Member	$—	$44
Other Members	104	11
	$104	$55
Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.00
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,560,188	$12,091	$—	$12,091
Distributions to Other Members ($0.24 per Unit)	—	(3,254)	—	(3,254)
Distributions to Managing Member	—	—	(264)	(264)
Net income	—	1,828	264	2,092
Balance December 31, 2010	13,560,188	10,665	—	10,665
Net income	—	104	—	104
Balance March 31, 2011	13,560,188	$10,769	$—	$10,769

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$104	$55
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(190)	—
Depreciation of operating lease assets	331	343
Reversal of provision for doubtful accounts	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(76)	(41)
Prepaid expenses	3	4
Accounts payable, Managing Member	189	254
Accounts payable, affiliates	—	2
Accounts payable, other	247	(181)
Accrued interest payable	—	(1)
Unearned operating lease income	(6)	(53)
Net cash provided by operating activities	602	381
Investing activities:
Proceeds from sales of assets	257	64
Principal payments received on direct financing leases	27	23
Purchases and additions to equipment on operating leases	(460)	—
Net cash (used in) provided by investing activities	(176)	87
Financing activities:
Repayments of non-recourse debt	—	(197)
Distributions to Other Members	—	(542)
Distributions to Managing Member	—	(44)
Net cash used in financing activities	—	(783)
Net increase (decrease) in cash and cash equivalents	426	(315)
Cash and cash equivalents at beginning of period	1,818	2,306
Cash and cash equivalents at end of period	$2,244	$1,991
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$2
Cash paid during the period for interest	$—	$6

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund VIII, LLC (the “Company”) was formed under the laws of the State of California on July 31, 1998. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2019. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2011, 13,560,188 Units remain issued and outstanding.

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

Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (see Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2011, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results of operations.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Recent Accounting Pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance December 31, 2009	$4
Adjustment to provision	4
Balance December 31, 2010	8
Adjustment to provision	—
Balance March 31, 2011	$8

At March 31, 2011 and December 31, 2010, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

For the three months ended March 31, 2011, the Company did not record an allowance for credit losses related to its financing receivables. The Company’s recorded net investment in financing receivables at March 31, 2011 and December 31, 2010 is as follows (in thousands):

March 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$354	$354
Ending balance: individually evaluated for impairment	$354	$354
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$381	$381
Ending balance: individually evaluated for impairment	$381	$381
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

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

At March 31, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases	Finance Leases
	March 31, 2011	December 31, 2010
Pass	$354	$381
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$354	$381

At March 31, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$93	$—	$—	$93	$261	$354	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Recorded Investment
Finance leases	$94	$—	$—	$94	$287	$381	$—

There were no impaired financing receivables at both March 31, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of March 31, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$8,820	$396	$(331)	$8,885
Net investment in direct financing leases	381	—	(27)	354
Assets held for sale or lease, net	204	(3)	—	201
Total	$9,405	$393	$(358)	$9,440

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $331 thousand and $343 thousand for the three months ended March 31, 2011 and 2010, respectively.

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Containers	$20,038	$—	$(128)	$19,910
Transportation, rail	16,098	—	(432)	15,666
Marine vessel	4,333	460	—	4,793
Other	640	—	—	640
	41,109	460	(560)	41,009
Less accumulated depreciation	(32,289)	(331)	496	(32,124)
Total	$8,820	$129	$(64)	$8,885

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both March 31, 2011 and December 31, 2010.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $591 thousand and $577 thousand for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, the Company had no operating leases in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2011 and December 31, 2010, investment in direct financing leases primarily consists of construction and manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$429	$487
Estimated residual values of leased equipment (unguaranteed)	54	54
Investment in direct financing leases	483	541
Less unearned income	(129)	(160)
Net investment in direct financing leases	$354	$381

There were no net investments in direct financing leases in non-accrual status as of March 31, 2011 and December 31, 2010.

At March 31, 2011, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$1,788	$181	$1,969
Year ending December 31, 2012	986	200	1,186
2013	474	48	522
2014	287	—	287
2015	179	—	179
2016	179	—	179
Thereafter	254	—	254
	$4,147	$429	$4,576

5. Related party transactions:

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

During the three months ended March 31, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Asset management fees to Managing Member	$44	$53
Cost reimbursements to Managing Member	679	679
	$723	$732

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $983 thousand and $1.3 million excess reimbursable administrative expenses at March 31, 2011 and December 31, 2010, respectively.

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

7. Gain contingencies:

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005-2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Members’ capital:

As of March 31, 2011 and December 31, 2010, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2011	2010
Distributions	$—	$542
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$—	$0.04

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

As of March 31, 2011, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Company had net income of $104 thousand and $55 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 primarily reflect a reduction in total operating expenses and a slight increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 increased by $11 thousand compared to the prior year period. The net increase in revenues was largely due to a $190 thousand increase in gains recognized on sales of lease assets offset, in part, by a $176 thousand reduction in operating lease revenues.

The period over period increase in gains recognized on sales of lease assets reflects a higher number and change in the mix of assets sold.

The reduction in operating lease revenues was largely attributable to the drydock status of the Fund’s marine vessel during the first quarter of 2011 and continued run-off and sales of lease assets offset, in part, by a period over period increase in usage-based rental revenues relative to railcars and containers.

Expenses

Total operating expenses for the first quarter of 2011 decreased by $38 thousand, or 2%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in other expense, professional fees, vessel operating and maintenance costs, insurance costs and depreciation expense offset, in part, by increases in railcar maintenance costs and franchise fees and state taxes.

The decrease in other expense totaled $34 thousand and was primarily a result of lower railcar storage fees as more railcars were in service during the current year quarter. Professional fees decreased by $21 thousand largely as a result of a period over period decline in legal fees related to an ongoing claim against the Fund’s former marine vessel management company due to an alleged under-reporting of revenue, and lower tax preparation and audit-related fees. Moreover, vessel operating and maintenance cost declined by $20 thousand as the Fund’s marine vessel was placed in drydock status during the first quarter of 2011. Insurance costs decreased by $18 thousand due to lower re-negotiated rates on the Company’s marine vessel; and, depreciation expense was reduced by $12 thousand largely as a result of continued run-off and sales of lease assets.

Partially offsetting the aforementioned decreases in expenses were increases in railcar maintenance costs and franchise fees and state taxes totaling $55 thousand and $25 thousand, respectively. Railcar maintenance cost was higher as a result of a period over period increase in the number of railcars in service; and franchise fees and state taxes increased largely due to a period over period increase in estimated state franchise and income tax liability.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $2.2 million and $1.8 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$602	$381
Investing activities	(176)	87
Financing activities	—	(783)
Net increase (decrease) in cash and cash equivalents	$426	$(315)

Operating Activities

Cash provided by operating activities during the first quarter of 2011 increased by $221 thousand as compared to the prior year period. The net increase in cash flow was largely due to increases in accrued expenses and prepaid rents offset, in part, by a decrease in depreciation of lease assets consistent with continued sales and dispositions of such assets. The increase in accrued expenses was primarily relative to marine vessel drydock expenses during the current year quarter.

Investing Activities

Net cash used in investing activities totaled $176 thousand for the first quarter of 2011 as compared to net cash provided by investing activities totaling $87 thousand during the prior year period, a $263 thousand decrease. Cash flow declined as the current year quarter included $460 thousand of capitalized improvement costs associated with the Fund’s marine vessel. There were no such capitalized costs incurred during the prior year period. The aforementioned cash outflow was partially offset by a $193 thousand period over period increase in proceeds from sales of lease assets. Such increase reflects a higher number and change in the mix of assets sold.

Financing Activities

The Company had no financing activities during the first quarter of 2011. By comparison, an approximate $783 thousand was used in financing activities during the prior year quarter, representing distributions paid to Other Members and the Managing Member totaling $542 thousand and $44 thousand, respectively, as well as a $197 thousand repayment of outstanding non-recourse debt which was fully repaid in June 2010.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been re-scheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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