Form 10-Q
period 2011-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2011-08-12
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,817	$1,818
Accounts receivable, net of allowance for doubtful accounts of $8 as of June 30, 2011 and December 31, 2010	886	745
Prepaid expenses	1	7
Investments in equipment and leases, net of accumulated depreciation of $34,607 as of June 30, 2011 and $34,471 as of December 31, 2010	9,030	9,405
Total assets	$12,734	$11,975
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,020	$902
Affiliates	—	2
Other	171	301
Unearned operating lease income	79	105
Total liabilities	1,270	1,310
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,464	10,665
Total Members’ capital	11,464	10,665
Total liabilities and Members’ capital	$12,734	$11,975

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$1,511	$1,563	$2,877	$3,105
Direct financing leases	30	32	62	65
Gain on sales of assets	21	5	211	5
Other revenue	1	4	1	6
Total revenues	1,563	1,604	3,151	3,181
Expenses:
Depreciation of operating lease assets	361	342	692	685
Interest expense	—	2	—	7
Asset management fees to Managing Member	48	64	92	117
Vessel maintenance	178	177	343	362
Railcar maintenance	160	123	298	206
Cost reimbursements to Managing Member	—	—	679	679
Professional fees	17	45	65	114
Insurance	18	19	20	39
Provision for doubtful accounts	—	4	—	3
Taxes on income and franchise fees	3	16	3	(9)
Other	83	111	160	222
Total operating expenses	868	903	2,352	2,425
Net income	$695	$701	$799	$756
Net income:
Managing Member	$—	$—	$—	$44
Other Members	695	701	799	712
	$695	$701	$799	$756
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.05	$0.06	$0.05
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,560,188	$12,091	$—	$12,091
Distributions to Other Members ($0.24 per Unit)	—	(3,254)	—	(3,254)
Distributions to Managing Member	—	—	(264)	(264)
Net income	—	1,828	264	2,092
Balance December 31, 2010	13,560,188	10,665	—	10,665
Net income	—	799	—	799
Balance June 30, 2011	13,560,188	$11,464	$—	$11,464

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$695	$701	$799	$756
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(21)	(5)	(211)	(5)
Depreciation of operating lease assets	361	342	692	685
Provision for doubtful accounts	—	4	—	3
Changes in operating assets and liabilities:
Accounts receivable	(65)	(41)	(141)	(82)
Prepaid expenses	3	3	6	7
Accounts payable, Managing Member	(71)	(81)	118	173
Accounts payable, affiliates	(2)	—	(2)	2
Accounts payable, other	(377)	(18)	(130)	(199)
Accrued interest payable	—	—	—	(1)
Unearned operating lease income	(20)	(5)	(26)	(58)
Net cash provided by operating activities	503	900	1,105	1,281
Investing activities:
Proceeds from sales of lease assets	42	27	299	91
Principal payments received on direct financing leases	28	23	55	46
Purchases and additions to equipment on operating leases	—	—	(460)	—
Net cash provided by (used in) investing activities	70	50	(106)	137
Financing activities:
Repayments of non-recourse debt	—	(201)	—	(398)
Distributions to Other Members	—	—	—	(542)
Distributions to Managing Member	—	—	—	(44)
Net cash used in financing activities	—	(201)	—	(984)
Net increase in cash and cash equivalents	573	749	999	434
Cash and cash equivalents at beginning of period	2,244	1,991	1,818	2,306
Cash and cash equivalents at end of period	$2,817	$2,740	$2,817	$2,740
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$32	$25	$34	$27
Cash paid during the period for interest	$—	$2	$—	$8

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2011, 13,560,188 Units remain issued and outstanding.

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

As of June 30, 2011, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results of operations.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Recent Accounting Pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50 – 34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2009	$—	$4	$—	$4
Provision	—	4	—	4
Balance December 31, 2010	—	8	—	8
Provision	—	—	—	—
Balance June 30, 2011	$—	$8	$—	$8

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease payments outstanding less than 90 days. Based upon management’s judgment, such leases may be placed in non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on direct financing leases.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

As of June 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

June 30, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$325	$325
Ending balance: individually evaluated for impairment	$325	$325
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables, net:
Ending balance	$381	$381
Ending balance: individually evaluated for impairment	$381	$381
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At June 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	June 30, 2011	December 31, 2010
Pass	$325	$381
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$325	$381

At June 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$92	$—	$—	$92	$233	$325	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$94	$—	$—	$94	$287	$381	$—

There were no impaired financing receivables at both June 30, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of June 30, 2011 and December 31, 2010.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$8,820	$424	$(692)	$8,552
Net investment in direct financing leases	381	—	(56)	325
Assets held for sale or lease, net	204	(51)	—	153
Total	$9,405	$373	$(748)	$9,030

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2011 and 2010.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment was approximately $361 thousand and $342 thousand for the respective three months ended June 30, 2011 and 2010, and was $692 thousand and $685 thousand for the respective six months ended June 30, 2011 and 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Containers	$20,038	$—	$(190)	$19,848
Transportation, rail	16,098	—	241	16,339
Marine vessel	4,333	460	—	4,793
Other	640	—	—	640
	41,109	460	51	41,620
Less accumulated depreciation	(32,289)	(692)	(87)	(33,068)
Total	$8,820	$(232)	$(36)	$8,552

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both June 30, 2011 and December 31, 2010.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $581 thousand and $558 thousand for the respective three months ended June 30, 2011 and 2010, and was $1.2 million and $1.1 million for the respective six months ended June 30, 2011 and 2010.

As of June 30, 2011 and December 31, 2010, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of June 30, 2011, investment in direct financing leases primarily consists of railcars as well as construction and manufacturing equipment. At December 31, 2010, such investment primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$370	$487
Estimated residual values of leased equipment (unguaranteed)	54	54
Investment in direct financing leases	424	541
Less unearned income	(99)	(160)
Net investment in direct financing leases	$325	$381

There were no net investments in direct financing leases in non-accrual status as of June 30, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At June 30, 2011, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$1,799	$122	$1,921
Year ending December 31, 2012	1,678	200	1,878
2013	526	48	574
2014	287	—	287
2015	179	—	179
2016	179	—	179
Thereafter	254	—	254
	$4,902	$370	$5,272

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

During the three and six months ended June 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asset management fees to Managing Member	$48	$64	$92	$117
Cost reimbursements to Managing Member	—	—	679	679
	$48	$64	$771	$796

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $987 thousand and $1.3 million excess reimbursable administrative expenses at June 30, 2011 and December 31, 2010, respectively.

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

7. Gain contingencies:

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been rescheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

8. Members’ capital:

As of June 30, 2011 and December 31, 2010, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

8. Members’ capital: - (continued)

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions declared	$—	$—	$—	$542
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188
Weighted average distributions per Unit	$—	$—	$—	$0.04

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

As of June 30, 2011, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Company had net income of $695 thousand and $701 thousand for the three months ended June 30, 2011 and 2010, respectively. The results for the second quarter of 2011 reflect a decrease in total revenues offset, in part, by a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 decreased by $41 thousand compared to the prior year period. The net decrease in revenues was largely due to a $52 thousand decline in operating lease revenues offset, in part by a $16 thousand increase in gains recognized on sales of lease assets.

The reduction in operating lease revenues was largely due to continued run-off and sales of lease assets offset, in part, by a period over period increase in usage-based rental revenues relative to railcars and containers.

The period over period increase in gains recognized on sales of lease assets was attributable to a change in the mix of assets sold.

Expenses

Total operating expenses for the second quarter of 2011 decreased by $35 thousand, or 4%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in professional fees, other expense, asset management fees paid to AFS, and taxes and franchise fees offset, in part, by increases in railcar maintenance costs, and depreciation expense.

Professional fees declined by $28 thousand primarily due to lower audit and tax preparation fees, and legal expenses. Likewise, other expense decreased by $28 thousand largely due to lower railcar storage fees as more railcars were in service during the current year period. Asset management fees paid to AFS declined by $16 thousand primarily due to the absence of distributions of cash from operations during the current year quarter, which impacted the calculation of management fees. The calculation of management fees was also impacted by the continued decline in managed assets and its related rents. Finally, franchise fees and state taxes decreased largely due to a period over period decrease in estimated state franchise and income tax liability.

Partially offsetting the aforementioned decreases in expenses were increases in railcar maintenance costs and depreciation expense totaling $37 thousand and $19 thousand, respectively. Railcar maintenance cost was higher as a result of a period over period increase in the number of railcars in service; and, depreciation expense increased largely due to capitalized drydock costs associated with the Fund’s marine vessel.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Company had net income of $799 thousand and $756 thousand for the six months ended June 30, 2011 and 2010, respectively. The results for the first six months of 2011 reflect a decrease in total operating expense offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first six months of 2011 decreased by $30 thousand, or 1%, as compared to the prior year period. The net decrease in revenues was largely due to a $228 thousand decrease in operating lease revenue offset, in part, by a $206 thousand increase in gain on sales of assets.

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

Expenses

Total operating expenses for the first half of 2011 decreased by $73 thousand, or 3%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in other expense, professional fees, insurance costs and asset management fees to Managing Member offset, in part, by an increase in railcar maintenance costs.

Other expense decreased by $62 thousand largely due to lower railcar storage fees as more railcars were in service during the current year period. Professional fees decreased by $49 thousand largely as a result of a period over period decline in audit, legal and tax preparation fees. Moreover, asset management fees paid to AFS declined by $25 thousand primarily due to the absence of distributions of cash from operations during the first half of 2011, which impacted the calculation of management fees. The calculation of management fees was also impacted by the continued decline in managed assets and its related rents.

Partially offsetting the aforementioned decreases in expenses was a $92 thousand increase in railcar maintenance costs. Such increase was primarily due to the period over period increase in the number of railcars in service.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $2.8 million and $1.8 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$503	$900	$1,105	$1,281
Investing activities	70	50	(106)	137
Financing activities	—	(201)	—	(984)
Net increase in cash and cash equivalents	$573	$749	$999	$434

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the second quarter of 2011 decreased by $397 thousand as compared to the prior year period largely due to a decline in accrued liabilities. The reduction in accrued liabilities was primarily attributable to the payment of accrued marine vessel drydock costs.

Investing Activities

Net cash provided by investing activities during the second quarter of 2011 increased by $20 thousand as compared to the prior year period. The net increase in cash flow was a result of increases in proceeds from sales of lease assets and in principal payments received on direct financing leases totaling $15 thousand and $5 thousand, respectively.

The increase in proceeds from sales of lease assets was largely due to a change in the mix of assets sold during the current year quarter; and, the increase in principal payments received on direct financing leases reflects a greater portion of total monthly payments applied to principal on mid- to late-term leases.

Financing Activities

The Company had no financing activities during the second quarter of 2011. By comparison, an approximate $201 thousand was used in financing activities during the prior year quarter, representing the scheduled repayments of outstanding non-recourse debt which was fully repaid in June 2010.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the first half of 2011 decreased by $176 thousand as compared to the prior year period. The net decrease in cash flow was mainly attributable to the increase in gains on sales of assets (a non-cash item deducted from net income) and an increase in accounts receivable offset, in part, by an increase in prepaid rents received during the current year period.

Investing Activities

Net cash used in investing activities during the first six months of 2011 totaled $106 thousand as compared to cash provided by investing activities of $137 thousand for the prior year period, a $243 thousand decrease. Cash flow declined as the current year period included $460 thousand of capitalized improvement costs associated with the Fund’s marine vessel. There were no such capitalized costs incurred during the prior year period. The aforementioned cash outflow was partially offset by a $208 thousand period over period increase in proceeds from sales of lease assets. Such increase reflects a higher number and change in the mix of assets sold.

Financing Activities

The Company had no financing activities during the first half of 2011. By comparison, an approximate $984 thousand was used in financing activities during the prior year period, representing distributions paid to Other Members and the Managing Member totaling $542 thousand and $44 thousand, respectively, as well as a $398 thousand repayment of outstanding non-recourse debt which was fully repaid in June 2010.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL has chosen to litigate a claim on behalf of certain of its Funds for the under-reporting of revenue by a previous fleet manager of its marine vessels. Litigation continues relative to ATEL’s plaintiff position, seeking to recover an estimated total of $2.8 million, of which the Company’s portion approximates $350 thousand, of under-remitted revenues from marine vessel leasing covering years 2005 – 2007. Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. Originally scheduled to begin in March 2011, court proceedings have been rescheduled to commence in September 2011. However, the outcome, either via negotiation or court mandate, is currently indeterminable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 12, 2011

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