Form 10-Q
period 2011-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2011-11-14
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Liability Company Units outstanding as of October 31, 2011 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,940	$1,818
Accounts receivable, net of allowance for doubtful accounts of $8 as of September 30, 2011 and $8 as of December 31, 2010	844	745
Prepaid expenses	9	7
Investments in equipment and leases, net of accumulated depreciation of $34,851 as of September 30, 2011 and $34,471 as of December 31, 2010	8,645	9,405
Total assets	$13,438	$11,975
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$948	$902
Affiliates	—	2
Other	277	301
Unearned operating lease income	51	105
Total liabilities	1,276	1,310
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,162	10,665
Total Members’ capital	12,162	10,665
Total liabilities and Members’ capital	$13,438	$11,975

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing activities:
Operating leases	$1,574	$1,280	$4,451	$4,385
Direct financing leases	28	33	90	98
Gain on sales of assets	31	14	242	19
Other revenue	13	11	14	17
Total revenues	1,646	1,338	4,797	4,519
Expenses:
Depreciation of operating lease assets	327	304	1,019	989
Interest expense	—	—	—	7
Asset management fees to Managing Member	52	45	144	162
Vessel maintenance	202	200	545	562
Railcar maintenance	266	116	564	322
Cost reimbursements to Managing Member	—	—	679	679
Professional fees	20	22	85	136
Insurance	14	19	34	58
Provision for doubtful accounts	—	—	—	3
Taxes on income and franchise fees	1	2	4	(7)
Other	66	75	226	297
Total operating expenses	948	783	3,300	3,208
Net income	$698	$555	$1,497	$1,311
Net income:
Managing Member	$—	$—	$—	$44
Other Members	698	555	1,497	1,267
	$698	$555	$1,497	$1,311
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.04	$0.11	$0.09
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,560,188	$12,091	$—	$12,091
Distributions to Other Members ($0.24 per Unit)	—	(3,254)	—	(3,254)
Distributions to Managing Member	—	—	(264)	(264)
Net income	—	1,828	264	2,092
Balance December 31, 2010	13,560,188	10,665	—	10,665
Net income	—	1,497	—	1,497
Balance September 30, 2011	13,560,188	$12,162	$—	$12,162

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income	$698	$555	$1,497	$1,311
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(31)	(14)	(242)	(19)
Depreciation of operating lease assets	327	304	1,019	989
Provision for doubtful accounts	—	—	—	3
Changes in operating assets and liabilities:
Accounts receivable	42	98	(99)	16
Prepaid expenses	(8)	(9)	(2)	(2)
Accounts payable, Managing Member	(72)	(115)	46	58
Accounts payable, affiliates	—	—	(2)	2
Accounts payable, other	106	(5)	(24)	(204)
Accrued interest payable	—	—	—	(1)
Unearned operating lease income	(28)	3	(54)	(55)
Net cash provided by operating activities	1,034	817	2,139	2,098
Investing activities:
Proceeds from sales of lease assets	57	30	356	121
Principal payments received on direct financing leases	32	23	87	69
Improvements to equipment on operating leases	—	—	(460)	—
Net cash provided by (used in) investing activities	89	53	(17)	190
Financing activities:
Repayments of non-recourse debt	—	—	—	(398)
Distributions to Other Members	—	—	—	(542)
Distributions to Managing Member	—	—	—	(44)
Net cash used in financing activities	—	—	—	(984)
Net increase in cash and cash equivalents	1,123	870	2,122	1,304
Cash and cash equivalents at beginning of period	2,817	2,740	1,818	2,306
Cash and cash equivalents at end of period	$3,940	$3,610	$3,940	$3,610
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$12	$2	$46	$29
Cash paid during the period for interest	$—	$—	$—	$8

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2011, 13,560,188 Units remain issued and outstanding.

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

As of September 30, 2011, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Note and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Recent Accounting Pronouncements:

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Company on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Company evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2009	$—	$4	$—	$4
Provision	—	4	—	4
Balance December 31, 2010	—	8	—	8
Provision	—	—	—	—
Balance September 30, 2011	$—	$8	$—	$8

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Provision for credit losses: - (continued)

As of September 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$294	$294
Ending balance: individually evaluated for impairment	$294	$294
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$381	$381
Ending balance: individually evaluated for impairment	$381	$381
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At September 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	September 30, 2011	December 31, 2010
Pass	$294	$381
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$294	$381

At September 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

September 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$90	$—	$—	$90	$204	$294	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$94	$—	$—	$94	$287	$381	$—

There were no impaired financing receivables at both September 30, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of September 30, 2011 and December 31, 2010.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$8,820	$397	$(1,019)	$8,198
Net investment in direct financing leases	381	—	(87)	294
Assets held for sale or lease, net	204	(51)	—	153
Total	$9,405	$346	$(1,106)	$8,645

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2011 and 2010.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment was approximately $327 thousand and $304 thousand for the respective three months ended September 30, 2011 and 2010, and was $1.0 million and $989 thousand for the respective nine months ended September 30, 2011 and 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

All of the leased property was acquired during the period from 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Containers	$20,038	$—	$(276)	$19,762
Transportation, rail	16,098	—	218	16,316
Marine vessel	4,333	460	—	4,793
Other	640	—	—	640
	41,109	460	(58)	41,511
Less: accumulated depreciation	(32,289)	(1,019)	(5)	(33,313)
Total	$8,820	$(559)	$(63)	$8,198

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both September 30, 2011 and December 31, 2010.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $658 thousand and $537 thousand for the respective three months ended September 30, 2011 and 2010, and was $1.8 million and $1.7 million for the respective nine months ended September 30, 2011 and 2010.

As of September 30, 2011 and December 31, 2010, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of September 30, 2011, investment in direct financing leases primarily consists of railcars as well as construction and manufacturing equipment. At December 31, 2010, such investment primarily consists of manufacturing equipment.

The components of the Company’s investment in direct financing leases as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$311	$487
Estimated residual values of leased equipment (unguaranteed)	54	54
Investment in direct financing leases	365	541
Less unearned income	(71)	(160)
Net investment in direct financing leases	$294	$381

There were no net investments in direct financing leases in non-accrual status as of September 30, 2011 and December 31, 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2011, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2011	$891	$63	$954
Year ending December 31, 2012	1,676	200	1,876
2013	544	48	592
2014	287	—	287
2015	179	—	179
2016	179	—	179
Thereafter	254	—	254
	$4,010	$311	$4,321

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

During the three and nine months ended September 30, 2011 and 2010, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asset management fees to Managing Member	$52	$45	$144	$162
Cost reimbursements to Managing Member	—	—	679	679
	$52	$45	$823	$841

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $993 thousand and $1.3 million excess reimbursable administrative expenses at September 30, 2011 and December 31, 2010, respectively.

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

7. Gain contingencies:

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

8. Members’ capital:

As of September 30, 2011 and December 31, 2010, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As of September 30, 2011, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Company had net income of $698 thousand and $555 thousand for the three months ended September 30, 2011 and 2010, respectively. The results for the third quarter of 2011 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2011 increased by $308 thousand, or 23%, as compared to the prior year period. The net increase in total revenues was largely due to a $294 thousand growth in operating lease revenues.

Operating lease revenues increased primarily as the prior year period rental income was unfavorably impacted by the termination of certain railcar leases in July 2010. Such leases were subsequently renewed during the fourth quarter of 2010. In addition, operating lease revenues increased due to an increase in usage-based rental revenues relative to railcars and containers.

Expenses

Total operating expenses for the third quarter of 2011 increased by $165 thousand, or 21%, as compared to the prior year period. The net increase in total operating expenses was primarily due to a $150 thousand increase in railcar maintenance costs and a $23 thousand increase in depreciation expense.

Railcar maintenance cost was higher as a result of a period over period increase in the number of railcars in service; and, depreciation expense increased largely due to capitalized drydock costs associated with the Fund’s marine vessel offset, in part, by continued run-off of the lease asset portfolio.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Company had net income of $1.5 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. The results for the first nine months of 2011 reflect increases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2011 increased by $278 thousand, or 6%, as compared to the prior year period. The growth in total revenues was largely due to increases in gain on sales of assets and in operating lease revenues totaling $223 thousand and $66 thousand, respectively.

The period over period increase in gains recognized on sales of lease assets reflects a higher number and change in the mix of assets sold.

Operating lease revenues increased primarily as the prior year period rental income was unfavorably impacted by the termination of certain railcar leases in July 2010. Such leases were subsequently renewed during the fourth quarter of 2010. In addition, operating lease revenues increased due to an increase in usage-based rental revenues relative to railcars and containers. These were partially offset by the drydock status of the Fund’s marine vessel during the first quarter of 2011 and continued run-off and sales of lease assets.

Expenses

Total operating expenses for the first nine months of 2011 increased by $92 thousand, or 3%, as compared to the prior year period. The net increase in total operating expenses was primarily due to increases in railcar maintenance costs and depreciation expense offset, in part, by decreases in other expense and professional fees.

The increase in railcar maintenance costs totaled $242 thousand and was largely due to an increase in the number of railcars in service. Depreciation expense increased by $30 thousand largely due to capitalized drydock costs associated with the Fund’s marine vessel offset, in part, by continued run-off and sales of lease assets.

Partially offsetting the aforementioned increases in expenses were reductions in other expense and professional fees totaling $71 thousand and $51 thousand, respectively. The decrease in other expense was largely attributable to lower railcar storage fees as more railcars were in service during the current year period; and professional fees decreased primarily as a result of decreases in audit, legal and tax preparation fees.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $3.9 million and $1.8 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$1,034	$817	$2,139	$2,098
Investing activities	89	53	(17)	190
Financing activities	—	—	—	(984)
Net increase in cash and cash equivalents	$1,123	$870	$2,122	$1,304

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the third quarters of 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $57 thousand and $30 thousand during the respective three months ended September 30, 2011 and 2010.

During the same periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and proceeds from sales or dispositions of lease equipment. Proceeds from sales or dispositions of lease equipment totaled $356 thousand and $121 thousand for the respective nine month periods ended September 30, 2011 and 2010.

During the same periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. During the current year period, cash totaling $460 thousand was used to pay for improvements on the Company’s marine vessel. During the prior year period, cash was used to pay distributions to both the Other Members and the Managing Member totaling $542 thousand and $44 thousand, respectively, and to fully pay the $398 thousand of outstanding non-recourse debt.

As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: November 14, 2011

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