Form 10-K
period 2011-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2012-03-15
CIK 1069152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2012 was 13,560,188.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2011, 13,560,188 Units remain issued and outstanding.

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

As of December 31, 2011, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company had purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2011, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.5 million.

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

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2011	2010
Exsif Worldwide Inc.	Transportation, other	36%	35%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	19%	20%
Bartlett Grain Company, L.P.	Railcars	11%	14%

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

Equipment Leasing Activities — The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2011 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$57,510	23.14%
Manufacturing	47,781	19.23%
Transportation, other	47,614	19.16%
Aircraft	38,535	15.51%
Point of sale/office automation	12,162	4.89%
Photo processing equipment	10,782	4.34%
Storage tanks	7,774	3.13%
Materials handling	7,019	2.82%
Marine vessel	4,793	1.93%
Gas compressors	2,522	1.01%
Other	12,021	4.84%
	$248,513	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,327	24.28%
Transportation, air	38,535	15.51%
Manufacturing, other	35,204	14.17%
Transportation, other	28,378	11.42%
Transportation, containers	21,229	8.54%
Manufacturing, electronics	20,901	8.41%
Retail	18,056	7.27%
Natural gas	13,848	5.57%
Other	12,035	4.83%
	$248,513	100.00%

Through December 31, 2011, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense*
Manufacturing	$46,288	$19,970	$47,061
Transportation, rail	42,227	31,566	19,868
Aircraft	38,535	8,667	16,856
Transportation, other	27,575	9,705	26,473
Point of sale/office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	8,135	7,361	2,702
Materials handling	7,019	2,017	6,776
Gas compressors	2,522	506	2,794
Other	10,514	3,679	12,287
	$205,759	$92,419	$145,744
*	Includes only those expenses directly related to the production of the related rents.

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2011, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 3,362 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2011. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2011. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $1.46 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in December 2011, and March and December 2010. The annualized rate for distributions from 2011 and 2010 operations was $0.27 and $0.24 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2011	2010
Net income per Unit, based on weighted average Units outstanding	$0.14	$0.13
Return of investment	0.13	0.11
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.27	0.24
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.27	$0.24

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2011, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2011	2010
Transportation, containers	46%	46%
Transportation, rail	42%	43%
Transportation, other	11%	*
*	Less than 10%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues during 2011 and 2010 as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2011	2010
Exsif Worldwide Inc.	Transportation, other	36%	35%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	19%	20%
Bartlett Grain Company, L.P.	Railcars	11%	14%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was acquired in the years 1999 through 2002. The utilization percentage of existing assets under lease was 96% and 94% as of December 31, 2011 and 2010, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. As of December 31, 2011 and 2010, the Company had exceeded such limitations by approximately $992 thousand and $1.3 million, respectively (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2011 versus 2010

The Company had net income of $2.2 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. The results for 2011 reflect increases in both total revenues and total operating expenses when compared to the prior year.

Revenues

Total revenues for 2011 increased by $308 thousand, or 5%, as compared to the prior year. The growth in total revenues was largely due to increases in gain on sales of assets and in other revenue.

The year over year increase in gain recognized on sales of lease assets totaled $218 thousand and was attributable to the higher volume and the change in the mix of assets sold. An approximate $180 thousand of gains realized in 2011 was derived from the sale of 20 railcars. There were no such railcar sales in 2010. Other revenue increased by $79 thousand primarily due to the resolution of certain items held in suspense. Such items represent deferred maintenance costs relative to excess wear and tear on returned equipment, and collection costs and late fees assessed on certain terminated leases.

Expenses

Total operating expenses for 2011 increased by $184 thousand, or 4%, as compared to the prior year. The net increase in total operating expenses was primarily due to increases in railcar maintenance costs, depreciation expense and other expenses offset, in part, by decreases in storage fees, professional fees and vessel maintenance costs.

The increase in railcar maintenance costs totaled $289 thousand and was largely due to an increase in the number of railcars in service. Depreciation expense increased by $29 thousand largely due to capitalized drydock costs associated with the Fund’s marine vessel offset, in part, by continued run-off and sales of lease assets. Moreover, other expense increased by $24 thousand primarily due to increases in remarketing fees, freight and shipping costs, and property taxes.

Partially offsetting the aforementioned increases in expenses were reductions in storage fees, professional fees and vessel maintenance costs totaling $68 thousand, $54 thousand and $35 thousand, respectively. Storage fees decreased as certain off-lease railcars were re-leased during 2011. Professional fees decreased primarily as a result of decreases in audit, legal and tax preparation fees; and, vessel maintenance costs declined due to the drydock status of the Fund’s marine vessel during the first quarter of 2011.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $925 thousand and $1.8 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As initial lease terms expire, the Company re-leases or sells the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$3,083	$3,143
Investing activities	55	285
Financing activities	(4,031)	(3,916)
Net decrease in cash and cash equivalents	$(893)	$(488)

2011 versus 2010

During 2011 and 2010, the Company’s primary source of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and proceeds from sales or dispositions of lease equipment. Proceeds from sales or dispositions of lease equipment totaled $392 thousand and $191 thousand for the respective years ended December 31, 2011 and 2010.

During the same comparative years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $4.0 million and $3.5 million for 2011 and 2010, respectively. Moreover, during 2011, cash totaling $460 thousand was used to pay for improvements on the Company’s marine vessel. During the prior year, cash totaling $398 thousand was used to fully pay outstanding non-recourse debt.

As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. See Item 5 and Note 9 to the financial statements, Members’ capital, as set forth in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge and a new trial date has been set for June of 2012. The outcome of this claim remains uncertain.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than

90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2012

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$925	$1,818
Accounts receivable, net of allowance for doubtful accounts of $22 as of December 31, 2011 and $8 as of December 31, 2010	831	745
Prepaid expenses and other assets	14	7
Investments in equipment and leases, net of accumulated depreciation of $35,098 as of December 31, 2011 and $34,471 as of December 31, 2010	8,276	9,405
Total assets	$10,046	$11,975
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$990	$902
Affiliates	—	2
Other	108	301
Unearned operating lease income	98	105
Total liabilities	1,196	1,310
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,850	10,665
Total Members’ capital	8,850	10,665
Total liabilities and Members’ capital	$10,046	$11,975

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing activities:
Operating leases	$6,075	$6,047
Direct financing leases	114	131
Gain on sales of assets	258	40
Other revenue	97	18
Total revenues	6,544	6,236
Expenses:
Depreciation of operating lease assets	1,332	1,303
Interest expense	—	7
Asset management fees to Managing Member	302	289
Vessel maintenance	737	772
Railcar maintenance	765	476
Cost reimbursements to Managing Member	679	679
Other management fees	146	148
Storage fees	11	79
Professional fees	117	171
Insurance	48	70
Provision for doubtful accounts	14	4
Taxes on income and franchise fees	2	(5)
Other	175	151
Total operating expenses	4,328	4,144
Net income	$2,216	$2,092
Net income:
Managing Member	$302	$264
Other Members	1,914	1,828
	$2,216	$2,092
Net income per Limited Liability Company Unit (Other Members)	$0.14	$0.13
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	13,560,188	$12,091	$—	$12,091
Distributions to Other Members ($0.24 per Unit)	—	(3,254)	—	(3,254)
Distributions to Managing Member	—	—	(264)	(264)
Net income	—	1,828	264	2,092
Balance December 31, 2010	13,560,188	10,665	—	10,665
Distributions to Other Members ($0.27 per Unit)	—	(3,729)	—	(3,729)
Distributions to Managing Member	—	—	(302)	(302)
Net income	—	1,914	302	2,216
Balance December 31, 2011	13,560,188	$8,850	$—	$8,850

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$2,216	$2,092
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(258)	(40)
Depreciation of operating lease assets	1,332	1,303
Provision for doubtful accounts	14	4
Changes in operating assets and liabilities:
Accounts receivable	(100)	(10)
Prepaid expenses	(7)	2
Accounts payable, Managing Member	88	46
Accounts payable, affiliates	(2)	2
Accounts payable, other	(193)	(190)
Accrued interest payable	—	(1)
Unearned operating lease income	(7)	(65)
Net cash provided by operating activities	3,083	3,143
Investing activities:
Proceeds from sales of lease assets	392	191
Principal payments received on direct financing leases	123	94
Improvements to equipment on operating leases	(460)	—
Net cash provided by investing activities	55	285
Financing activities:
Repayments of non-recourse debt	—	(398)
Distributions to Other Members	(3,729)	(3,254)
Distributions to Managing Member	(302)	(264)
Net cash used in financing activities	(4,031)	(3,916)
Net decrease in cash and cash equivalents	(893)	(488)
Cash and cash equivalents at beginning of year	1,818	2,306
Cash and cash equivalents at end of year	$925	$1,818
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$52	$30
Cash paid during the year for interest	$—	$8

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2011, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2011, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries related to equipment on operating and direct financing leases.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the year ended December 31, 2010, the Company recorded an income and franchise tax benefit of $5 thousand. Such benefit was utilized during 2011 to offset related income and franchise taxes. The net tax expense recorded for the year ended December 31, 2011 was $2 thousand. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$8,850	$10,665
Tax basis of net assets (unaudited)	8,626	9,135
Difference	$224	$1,530

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income per financial statements	$2,216	$2,092
Tax adjustments (unaudited):
Adjustment to depreciation expense	1,041	1,087
Provision for losses and doubtful accounts	14	4
Adjustments to revenues/other expenses	118	30
Adjustments to gain on sales of assets	133	151
Income per federal tax return (unaudited)	$3,522	$3,364

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2011 and 2010, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2011	2010
Transportation, containers	46%	46%
Transportation, rail	42%	43%
Transportation, other	11%	*
*	Less than 10%

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
		2011	2010
Exsif Worldwide Inc.	Transportation, other	36%	35%
Bee Mar, LLC (Formerly Gulfmark Management, Inc.)	Marine vessel	19%	20%
Bartlett Grain Company, L.P.	Railcars	11%	14%

4. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2009	$—	$4	$—	$4
Provision	—	4	—	4
Balance December 31, 2010	—	8	—	8
Provision	—	14	—	14
Balance December 31, 2011	$—	$22	$—	$22

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

As of December 31, 2011 and 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$256	$256
Ending balance: individually evaluated for impairment	$256	$256
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2010	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$381	$381
Ending balance: individually evaluated for impairment	$381	$381
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

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

At December 31, 2011 and 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	2011	2010
Pass	$256	$381
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$256	$381

At December 31, 2011 and 2010, investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$84	$—	$—	$84	$172	$256	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$94	$—	$—	$94	$287	$381	$—

There were no impaired financing receivables at both December 31, 2011 and 2010. Likewise, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status as of December 31, 2011 and 2010.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$8,820	$379	$(1,332)	$7,867
Net investment in direct financing leases	381	—	(125)	256
Assets held for sale or lease, net	204	(51)	—	153
Total	$9,405	$328	$(1,457)	$8,276

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2011 and 2010.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.3 million each for the respective years ended December 31, 2011 and 2010.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

All of the property on lease was acquired during the period 1999 through 2002.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Containers	$20,038	$—	$(360)	$19,678
Transportation, rail	16,098	—	218	16,316
Marine vessel	4,333	460	—	4,793
Other	640	—	—	640
	41,109	460	(142)	41,427
Less accumulated depreciation	(32,289)	(1,332)	61	(33,560)
Total	$8,820	$(872)	$(81)	$7,867

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both December 31, 2011 and 2010.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $2.5 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of December 31, 2011, investment in direct financing leases primarily consists of railcars as well as construction and manufacturing equipment. At December 31, 2010, such investment primarily consists of manufacturing equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Total minimum lease payments receivable	$248	$487
Estimated residual values of leased equipment (unguaranteed)	54	54
Investment in direct financing leases	302	541
Less unearned income	(46)	(160)
Net investment in direct financing leases	$256	$381

There were no net investments in direct financing leases in nonaccrual status as of December 31, 2011 and 2010.

At December 31, 2011, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2012	$1,679	$200	$1,879
2013	544	48	592
2014	287	—	287
2015	179	—	179
2016	179	—	179
Thereafter	254	—	254
	$3,122	$248	$3,370

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Asset management fees to Managing Member	$302	$289
Cost reimbursements to Managing Member	679	679
	$981	$968

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. Accordingly, the Company has recorded neither an obligation nor an expense for such contingent reimbursement of the approximate $992 thousand and $1.3 million excess reimbursable administrative expenses at December 31, 2011 and 2010, respectively.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Gain contingencies:

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds’ recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has recently been assigned to a newly-appointed Federal Judge and a new trial date has been set for June of 2012. The outcome of this claim remains uncertain.

9. Members’ capital:

As of December 31, 2011 and 2010, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Liability Company. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except per Unit data):

	2011	2010
Distributions declared	$3,729	$3,254
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$0.27	$0.24

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997.

Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Alternative Fee Schedule:

For purposes of the Asset Management Fee Limit, the Company will calculate an alternative schedule of fees, including a hypothetical Equipment Management Fee, Incentive Management Fee, Equipment Resale/Re-Leasing Fee, and Carried Interest as follows:

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2011 and 2010. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2011 and 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$45	$65
Other	1	1
	$46	$66

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

Date: March 15, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.