Form 10-Q
period 2012-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2012-05-11
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,358	$925
Accounts receivable, net of allowance for doubtful accounts of $18 as of March 31, 2012 and $22 as of December 31, 2011	860	831
Prepaid expenses	19	14
Investments in equipment and leases, net of accumulated depreciation of $35,394 as of March 31, 2012 and $35,098 as of December 31, 2011	7,910	8,276
Total assets	$10,147	$10,046
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$721	$990
Other	90	108
Unearned operating lease income	64	98
Total liabilities	875	1,196
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,272	8,850
Total Members’ capital	9,272	8,850
Total liabilities and Members’ capital	$10,147	$10,046

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing activities:
Operating leases	$1,475	$1,366
Direct financing leases	18	32
Gain on sales of assets	3	190
Total revenues	1,496	1,588
Expenses:
Depreciation of operating lease assets	312	331
Asset management fees to Managing Member	49	44
Vessel maintenance	197	165
Railcar maintenance	127	138
Cost reimbursements to Managing Member	216	679
Other management fees	39	32
Professional fees	46	48
Insurance	13	2
Reversal of provision for doubtful accounts	(4)	—
Taxes on income and franchise fees	12	—
Other	67	45
Total operating expenses	1,074	1,484
Net income	$422	$104
Net income:
Managing Member	$—	$—
Other Members	422	104
	$422	$104
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.01
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	13,560,188	$10,665	$—	$10,665
Distributions to Other Members ($0.27 per Unit)	—	(3,729)	—	(3,729)
Distributions to Managing Member	—	—	(302)	(302)
Net income	—	1,914	302	2,216
Balance December 31, 2011	13,560,188	8,850	—	8,850
Net income	—	422	—	422
Balance March 31, 2012	13,560,188	$9,272	$—	$9,272

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$422	$104
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(3)	(190)
Depreciation of operating lease assets	312	331
Reversal of provision for doubtful accounts	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(25)	(76)
Prepaid expenses	(5)	3
Accounts payable, Managing Member	(269)	189
Accounts payable, other	(18)	247
Unearned operating lease income	(34)	(6)
Net cash provided by operating activities	376	602
Investing activities:
Proceeds from sales of lease assets	12	257
Principal payments received on direct financing leases	45	27
Improvements to equipment on operating leases	—	(460)
Net cash provided by (used in) investing activities	57	(176)
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	433	426
Cash and cash equivalents at beginning of period	925	1,818
Cash and cash equivalents at end of period	$1,358	$2,244
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$2

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2012, 13,560,188 Units remain issued and outstanding.

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

As of March 31, 2012, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

3. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$—	$8	$—	$8
Provision	—	14	—	14
Balance December 31, 2011	—	22	—	22
Reversal of provision	—	(4)	—	(4)
Balance March 31, 2012	$—	$18	$—	$18

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

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

As of March 31, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$207	$207
Ending balance: individually evaluated for impairment	$207	$207
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

At March 31, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	March 31, 2012	December 31, 2011
Pass	$207	$256
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$207	$256

At March 31, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$71	$—	$—	$71	$136	$207	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$84	$—	$—	$84	$172	$256	$—

There were no impaired financing receivables at both March 31, 2012 and December 31, 2011. Likewise, there were no financing receivables placed in non-accrual status as of March 31, 2012 and December 31, 2011.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$7,867	$(14)	$(312)	$7,541
Net investment in direct financing leases	256	(4)	(45)	207
Assets held for sale or lease, net	153	9	—	162
Total	$8,276	$(9)	$(357)	$7,910

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment was approximately $312 thousand and $331 thousand for the respective three months ended March 31, 2012 and 2011.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Containers	$19,678	$—	$(21)	$19,657
Transportation, rail	16,316	—	(199)	16,117
Marine vessel	4,793	—	—	4,793
Other	640	—	—	640
	41,427	—	(220)	41,207
Less accumulated depreciation	(33,560)	(312)	206	(33,666)
Total	$7,867	$(312)	$(14)	$7,541

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both March 31, 2012 and December 31, 2011.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $545 thousand and $591 thousand for the respective three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of March 31, 2012 and December 31, 2011, the investment in direct financing leases primarily consists of railcars as well as construction and manufacturing equipment.

The components of the Company’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$181	$248
Estimated residual values of leased equipment (unguaranteed)	52	54
Investment in direct financing leases	233	302
Less unearned income	(26)	(46)
Net investment in direct financing leases	$207	$256

There were no net investments in direct financing leases in non-accrual status as of March 31, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At March 31, 2012, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$857	$133	$990
Year ending December 31, 2013	544	48	592
2014	287	—	287
2015	179	—	179
2016	179	—	179
2017	179	—	179
Thereafter	75	—	75
	$2,300	$181	$2,481

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

During the three months ended March 31, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Asset management fees to Managing Member	$49	$44
Cost reimbursements to Managing Member	216	679
	$265	$723

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. For the year ending December 31, 2012, it is not anticipated that the amount of reimbursable expenses billed to the Fund will exceed either the annual or the cumulative limitations. Such is reflective of the continued diminishing Company asset base over which reimbursements are calculated.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

8. Members’ capital:

As of March 31, 2012 and December 31, 2011, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

There were no distributions paid to the Other Members during the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Company had net income of $422 thousand and $104 thousand for the three months ended March 31, 2012 and 2011, respectively. The results for the first quarter of 2012 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2012 decreased by $92 thousand, or 6%, as compared to the prior year period. The net decrease in total revenues was largely due to the decrease in gain on sales of assets which was partially offset by an increase in operating lease revenues.

Gain on sales of lease assets declined by $187 thousand largely due to the lower number of railcars and containers sold during the current year period. The $190 thousand of gains realized during the first quarter of 2011 were derived from the sale of 24 railcars and containers. By comparison, only one railcar and one container were sold during the current year period.

Operating lease revenues increased by $109 thousand primarily as a result of higher rental income from the Fund’s vessel, which was in drydock status for a portion of the prior year period. Such increase in operating lease revenues was partially offset by the impact of continued run-off and dispositions of lease assets consistent with a Fund in liquidation.

Expenses

Total operating expenses for the first quarter of 2012 decreased by $410 thousand, or 28%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in cost reimbursements to AFS and depreciation expense offset, in part, by increases in vessel maintenance costs, other expense, and taxes on income and franchise fees.

Costs reimbursed to AFS decreased by $463 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the current quarter’s costs reimbursed to AFS only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Depreciation expense was reduced by $19 thousand largely due to run-off of the asset portfolio and sales of lease assets.

The aforementioned decreases in expenses were partially offset by increases in vessel maintenance costs, other expense and taxes on income and franchise fees totaling $32 thousand, $22 thousand and $12 thousand, respectively. The increase in vessel maintenance costs was primarily due to increased marine vessel activity as such vessel was in dry dock status for a portion of the prior year period. Other expense increased largely due to increases in railcar storage fees, management fees paid to a third party marine vessel manager, and printing and copying costs related to investor communication. Moreover, taxes on income and franchise fees were higher largely due to a period over period increase in estimated tax payments and liabilities.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $1.4 million and $925 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$376	$602
Investing activities	57	(176)
Financing activities	—	—
Net increase in cash and cash equivalents	$433	$426

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the first quarters of 2012 and 2011, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $12 thousand and $257 thousand during the respective three-month periods ended March 31, 2012 and 2011.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. During the first quarter of 2011, the Company used $460 thousand to pay for capitalized improvements on its marine vessel.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: May 11, 2012

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