Form 10-Q
period 2012-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2012-08-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,237	$925
Accounts receivable, net of allowance for doubtful accounts of $0, as of June 30, 2012 and $22 as of December 31, 2011	824	831
Prepaid expenses and other assets	25	14
Investments in equipment and leases, net of accumulated depreciation of $35,534 as of June 30, 2012 and $35,098 as of December 31, 2011	7,581	8,276
Total assets	$10,667	$10,046
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$692	$990
Other	108	108
Unearned operating lease income	89	98
Total liabilities	889	1,196
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,778	8,850
Total Members’ capital	9,778	8,850
Total liabilities and Members’ capital	$10,667	$10,046

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$1,342	$1,511	$2,817	$2,877
Direct financing leases	12	30	30	62
Gain on sales of assets	20	21	23	211
Other revenue	1	1	1	1
Total revenues	1,375	1,563	2,871	3,151
Expenses:
Depreciation of operating lease assets	259	361	571	692
Asset management fees to Managing Member	40	48	89	92
Vessel maintenance	226	178	423	343
Railcar maintenance	111	160	238	298
Cost reimbursements to Managing Member	73	—	289	679
Other Management Fees	36	37	75	70
Professional fees	35	17	81	65
Insurance	13	18	26	20
Reversal of provision for doubtful accounts	(18)	—	(22)	—
Taxes on income and franchise fees	29	3	41	3
Other	65	46	132	90
Total operating expenses	869	868	1,943	2,352
Net income	$506	$695	$928	$799
Net income:
Managing Member	$—	$—	$—	$—
Other Members	506	695	928	799
	$506	$695	$928	$799
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.05	$0.07	$0.06
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	13,560,188	$10,665	$—	$10,665
Distributions to Other Members ($0.27 per Unit)	—	(3,729)	—	(3,729)
Distributions to Managing Member	—	—	(302)	(302)
Net income	—	1,914	302	2,216
Balance December 31, 2011	13,560,188	8,850	—	8,850
Net income	—	928	—	928
Balance June 30, 2012	13,560,188	$9,778	$—	$9,778

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$506	$695	$928	$799
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(20)	(21)	(23)	(211)
Depreciation of operating lease assets	259	361	571	692
Reversal of provision for doubtful accounts	(18)	—	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	54	(65)	29	(141)
Prepaid expenses and other assets	(6)	3	(11)	6
Accounts payable, Managing Member	(29)	(71)	(298)	118
Accounts payable, affiliates	—	(2)	—	(2)
Accounts payable, other	18	(377)	—	(130)
Unearned operating lease income	25	(20)	(9)	(26)
Net cash provided by operating activities	789	503	1,165	1,105
Investing activities:
Proceeds from sales of lease assets	49	42	61	299
Principal payments received on direct financing leases	41	28	86	55
Purchases and additions to equipment on operating leases	—	—	—	(460)
Net cash provided by (used in) investing activities	90	70	147	(106)
Financing activities:
Net cash used in financing activities	—	—	—	—
Net increase in cash and cash equivalents	879	573	1,312	999
Cash and cash equivalents at beginning of period	1,358	2,244	925	1,818
Cash and cash equivalents at end of period	$2,237	$2,817	$2,237	$2,817
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$31	$32	$33	$34

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2012, 13,560,188 Units remain issued and outstanding.

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

As of June 30, 2012, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions toForm 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2012 and 2011 and long-lived tangible assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	For The Six Months Ended June 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$2,777	97%	$3,151	100%
Canada	94	3%	—	0%
Total International	94	3%	—	0%
Total	$2,871	100%	$3,151	100%

	As of June 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$7,549	100%	$8,276	100%
Canada	32	0%	—	0%
Total International	32	0%	—	0%
Total	$7,581	100%	$8,276	100%

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$—	$8	$—	$8
Provision	—	14	—	14
Balance December 31, 2011	—	22	—	22
Reversal of provision	—	(22)	—	(22)
Balance June 30, 2012	$—	$—	$—	$—

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of June 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$167	$167
Ending balance: individually evaluated for impairment	$167	$167
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$256	$256
Ending balance: individually evaluated for impairment	$256	$256
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At June 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	June 30, 2012	December 31, 2011
Pass	$167	$256
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$167	$256

At June 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$60	$—	$—	$60	$107	$167	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Finance leases	$84	$—	$—	$84	$172	$256	$—

There were no impaired financing receivables at both June 30, 2012 and December 31, 2011. Likewise, there were no financing receivables placed in non-accrual status as of June 30, 2012 and December 31, 2011.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$7,867	$(832)	$(571)	$6,464
Net investment in direct financing leases	256	(3)	(86)	167
Assets held for sale or lease, net	153	797	—	950
Total	$8,276	$(38)	$(657)	$7,581

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $259 thousand and $361 thousand for the respective three months ended June 30, 2012 and 2011, and was $571 thousand and $692 thousand for the respective six months ended June 30, 2012 and 2011.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Containers	$19,678	$—	$(170)	$19,508
Transportation, rail	16,316	—	(4,318)	11,998
Marine vessel	4,793	—	—	4,793
Other	640	—	—	640
	41,427	—	(4,488)	36,939
Less accumulated depreciation	(33,560)	(571)	3,656	(30,475)
Total	$7,867	$(571)	$(832)	$6,464

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both June 30, 2012 and December 31, 2011.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $623 thousand and $581 thousand for the respective three months ended June 30, 2012 and 2011, and was $1.2 million for each of the six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of June 30, 2012, the investment in direct financing leases primarily consists of railcars and manufacturing equipment. At December 31, 2011, such investment consisted of railcars as well as construction and manufacturing equipment.

The components of the Company’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$128	$248
Estimated residual values of leased equipment (unguaranteed)	52	54
Investment in direct financing leases	180	302
Less unearned income	(13)	(46)
Net investment in direct financing leases	$167	$256

There were no net investments in direct financing leases in non-accrual status as of June 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At June 30, 2012, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	$842	$80	$922
Year ending December 31, 2013	1,053	48	1,101
2014	670	—	670
2015	309	—	309
2016	179	—	179
2017	179	—	179
Thereafter	75	—	75
	$3,307	$128	$3,435

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

During the three and six months ended June 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset management fees to Managing Member	$40	$48	$89	$92
Cost reimbursements to Managing Member	73	—	289	679
	$113	$48	$378	$771

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

7. Gain contingencies:

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has now started trial as of the end of July 2012 under a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

8. Members’ capital:

As of June 30, 2012 and December 31, 2011, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

There were no distributions paid to the Other Members during the three and six months ended June 30, 2012 and 2011.

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

As of June 30, 2012, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Company had net income of $506 thousand and $695 thousand for the three months ended June 30, 2012 and 2011, respectively. The results for the second quarter of 2012 reflect a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 decreased by $188 thousand, or 12%, as compared to the prior year period. The net decrease in total revenues was largely due to decreases in both operating and direct financing lease revenues.

The decrease in operating lease revenues totaled $169 thousand and was primarily attributable to run-off of the portfolio, which included the termination of a significant lease at the end of the first quarter of 2012. Operating lease revenues also declined as a result of lease asset sales since June 30, 2011. The decrease in direct financing lease revenues totaled $18 thousand and was likewise attributable to run-off of the portfolio.

Expenses

Total operating expenses for the second quarter of 2012 were virtually unchanged when compared to the prior year period. Certain individual expense items did, however, have significant fluctuations of which the most notable were decreases in depreciation expense and railcar maintenance costs of $102 thousand and $49 thousand, respectively. Such decreases were partially offset by increases in costs reimbursed to AFS, vessel maintenance, and taxes on income and franchise fees totaling $73 thousand, $48 thousand and $26 thousand, respectively.

The decline in depreciation expense was mainly due to an increase in the number of assets that have been fully depreciated since June 30, 2011, combined with run-off and sales of lease assets. Railcar maintenance costs decreased primarily as a result of the increase in the number of railcars moved into off-lease inventory during the current year period.

The increase in costs reimbursed to AFS reflects actual current quarter billing. Whereas in 2011, the maximum amount of allowable annual costs reimbursable to AFS was billed and paid in the first quarter of 2011. As such, the Company did not record an expense during the second quarter of 2011 or for the remainder of that year. Marine vessel operating costs were higher as a result of increased vessel activity; and, taxes on income and franchise fees were higher largely due to a period over period increase in estimated tax payments and liabilities.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Company had net income of $928 thousand and $799 thousand for the six months ended June 30, 2012 and 2011, respectively. The results for the first six months of 2012 reflect a decrease in total operating expense offset, in part, by a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 decreased by $280 thousand, or 9%, as compared to the prior year period. The net decrease in total revenues was comprised of decreases in gain on sales of assets and revenues from both operating and direct financing leases.

Gain on sales of lease assets declined by $188 thousand largely due to the lower number of railcars and containers sold during the current year period. The $211 thousand of gains realized during the first six months of 2011 were derived from the sale of 28 railcars and containers. By comparison, only three railcars and eight containers were sold during the current year period.

The decrease in operating lease revenues totaled $60 thousand and was primarily attributable to run-off of the portfolio, which included the termination of a significant lease at the end of the first quarter of 2012. Operating lease revenues also declined as a result of lease asset sales since the beginning of 2011. Such decreases in operating lease revenues were partially offset by higher rental income derived from the Fund’s marine vessel, which was in drydock status for a portion of the prior year period.

Finally, direct financing lease revenues decreased by $32 thousand primarily due to run-off of the portfolio.

Expenses

Total operating expenses for the first half of 2012 decreased by $409 thousand, or 17%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in cost reimbursements to AFS, depreciation expense, and railcar maintenance costs offset, in part, by increases in vessel maintenance costs, other expense, and taxes on income and franchise fees.

Costs reimbursed to AFS decreased by $390 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the first half of 2012 only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Depreciation expense was reduced by $121 thousand largely due to run-off of the asset portfolio, sales of lease assets and an increase in the number of assets that have been fully depreciated since June 30, 2011. Finally, railcar maintenance costs decreased by $60 thousand primarily as a result of the increase in the number of railcars moved into off-lease inventory during the current year period.

The aforementioned decreases in expenses were partially offset by increases in vessel maintenance costs, other expense and taxes on income and franchise fees totaling $80 thousand, $42 thousand and $38 thousand, respectively. The increase in vessel maintenance costs was primarily due to increased marine vessel activity as such vessel was in dry dock status for a portion of the prior year period. Other expense increased largely due to increases in railcar storage fees, railcar inspection fees, and printing and copying costs related to investor communication. Moreover, taxes on income and franchise fees were higher largely due to a period over period increase in estimated tax payments and liabilities.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $2.2 million and $925 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$789	$503	$1,165	$1,105
Investing activities	90	70	147	(106)
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$879	$573	$1,312	$999

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $49 thousand and $42 thousand during the respective three-month periods ended June 30, 2012 and 2011.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $61 thousand and $299 thousand during the respective six months ended June 30, 2012 and 2011.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. During the first half of 2011, the Company used $460 thousand to pay for capitalized improvements on its marine vessel.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of certain of its Funds for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). Such amounts are not considered material to any of the Funds in any given year. While the Funds' recovery with respect to this matter may be substantial, there is no assurance that judgment will be rendered in favor of the Funds. The trial date for this matter has been rescheduled several times, and the suit has now started trial as of the end of July 2012 under a newly-appointed Federal Judge. The outcome of this claim remains uncertain.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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