Form 10-Q
period 2012-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2012-11-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Liability Company Units outstanding as of October 31, 2012 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,122	$925
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2012 and $22 as of December 31, 2011	870	831
Prepaid expenses and other assets	32	14
Investments in equipment and leases, net of accumulated depreciation of $35,497 as of September 30, 2012 and $35,098 as of December 31, 2011	7,247	8,276
Total assets	$11,271	$10,046
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$705	$990
Other	168	108
Unearned operating lease income	94	98
Total liabilities	967	1,196
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,304	8,850
Total Members’ capital	10,304	8,850
Total liabilities and Members’ capital	$11,271	$10,046

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing activities:
Operating leases	$1,363	$1,574	$4,180	$4,451
Direct financing leases	11	28	41	90
Gain on sales of assets	89	31	112	242
Other revenue	1	13	2	14
Total revenues	1,464	1,646	4,335	4,797
Expenses:
Depreciation of operating lease assets	276	327	847	1,019
Asset management fees to Managing Member	45	52	134	144
Vessel maintenance	252	202	675	545
Railcar maintenance	128	266	366	564
Cost reimbursements to Managing Member	72	—	361	679
Other management fees	40	37	115	107
Professional fees	47	20	128	85
Insurance	14	14	40	34
Reversal of provision for doubtful accounts	—	—	(22)	—
Taxes on income and franchise fees	—	1	41	4
Other	64	29	196	119
Total operating expenses	938	948	2,881	3,300
Net income	$526	$698	$1,454	$1,497
Net income:
Managing Member	$—	$—	$—	$—
Other Members	526	698	1,454	1,497
	$526	$698	$1,454	$1,497
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.05	$0.11	$0.11
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	13,560,188	$10,665	$—	$10,665
Distributions to Other Members ($0.27 per Unit)	—	(3,729)	—	(3,729)
Distributions to Managing Member	—	—	(302)	(302)
Net income	—	1,914	302	2,216
Balance December 31, 2011	13,560,188	8,850	—	8,850
Net income	—	1,454	—	1,454
Balance September 30, 2012	13,560,188	$10,304	$—	$10,304

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$526	$698	$1,454	$1,497
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(89)	(31)	(112)	(242)
Depreciation of operating lease assets	276	327	847	1,019
Reversal of provision for doubtful accounts	—	—	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	(46)	42	(17)	(99)
Prepaid expenses and other assets	(7)	(8)	(18)	(2)
Accounts payable, Managing Member	13	(72)	(285)	46
Accounts payable, affiliates	—	—	—	(2)
Accounts payable, other	60	106	60	(24)
Unearned operating lease income	5	(28)	(4)	(54)
Net cash provided by operating activities	738	1,034	1,903	2,139
Investing activities:
Proceeds from sales of lease assets	134	57	195	356
Principal payments received on direct financing leases	37	32	123	87
Improvements to lease equipment	(24)	—	(24)	(460)
Net cash provided by (used in) investing activities	147	89	294	(17)
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	885	1,123	2,197	2,122
Cash and cash equivalents at beginning of period	2,237	2,817	925	1,818
Cash and cash equivalents at end of period	$3,122	$3,940	$3,122	$3,940
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$5	$12	$38	$46

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2012, 13,560,188 Units remain issued and outstanding.

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

As of September 30, 2012, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

On or about December 1, 2012, the offices of the Fund and the Manager will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Manager will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2012 and 2011 and long-lived tangible assets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	For The Nine Months Ended September 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$4,210	97%	$4,797	100%
Canada	125	3%	—	0%
Total International	125	3%	—	0%
Total	$4,335	100%	$4,797	100%

	As of September 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$7,223	100%	$8,276	100%
Canada	24	0%	—	0%
Total International	24	0%	—	0%
Total	$7,247	100%	$8,276	100%

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$—	$8	$—	$8
Provision	—	14	—	14
Balance December 31, 2011	—	22	—	22
Reversal of provision	—	(22)	—	(22)
Balance September 30, 2012	$—	$—	$—	$—

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

As of September 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$130	$130
Ending balance: individually evaluated for impairment	$130	$130
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$256	$256
Ending balance: individually evaluated for impairment	$256	$256
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses: - (continued)

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired leases as applicable.

At September 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	September 30, 2012	December 31, 2011
Pass	$130	$256
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$130	$256

At September 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

September 30, 2012	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$47	$—	$—	$47	$83	$130	$—

December 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$84	$—	$—	$84	$172	$256	$—

There were no impaired financing receivables at both September 30, 2012 and December 31, 2011. Likewise, there were no financing receivables placed in non-accrual status as of September 30, 2012 and December 31, 2011.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$7,867	$(602)	$(827)	$6,438
Net investment in direct financing leases	256	(3)	(123)	130
Assets held for sale or lease, net	153	546	(20)	679
Total	$8,276	$(59)	$(970)	$7,247

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $276 thousand and $327 thousand for the respective three months ended September 30, 2012 and 2011, and was $847 thousand and $1.0 million for the respective nine months ended September 30, 2012 and 2011.

All of the leased property was acquired during the period from 1999 through 2002.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Containers	$19,678	$—	$(255)	$19,423
Transportation, rail	16,316	—	(3,446)	12,870
Marine vessel	4,793	—	—	4,793
Other	640	—	—	640
	41,427	—	(3,701)	37,726
Less: accumulated depreciation	(33,560)	(827)	3,099	(31,288)
Total	$7,867	$(827)	$(602)	$6,438

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at September 30, 2012 and December 31, 2011.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $596 thousand and $658 thousand for the respective three months ended September 30, 2012 and 2011, and was an approximate $1.8 million for each of the nine-month periods ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of September 30, 2012, the investment in direct financing leases primarily consists of railcars and manufacturing equipment. At December 31, 2011, such investment consisted of railcars as well as construction and manufacturing equipment.

The components of the Company’s investment in direct financing leases as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$80	$248
Estimated residual values of leased equipment (unguaranteed)	52	54
Investment in direct financing leases	132	302
Less unearned income	(2)	(46)
Net investment in direct financing leases	$130	$256

There were no net investments in direct financing leases in non-accrual status as of September 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2012, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$470	$32	$502
Year ending December 31, 2013	1,353	48	1,401
2014	980	—	980
2015	465	—	465
2016	179	—	179
2017	179	—	179
Thereafter	75	—	75
	$3,701	$80	$3,781

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

During the three and nine months ended September 30, 2012 and 2011, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset management fees to Managing Member	$45	$52	$134	$144
Cost reimbursements to Managing Member	72	—	361	679
	$117	$52	$495	$823

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

7. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial date for this dispute had been rescheduled several times; however, the trial was ultimately concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

8. Members’ capital:

As of September 30, 2012 and December 31, 2011, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

There were no distributions paid to the Other Members during the three and nine months ended September 30, 2012 and 2011.

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

Overview

ATEL Capital Equipment Fund VIII, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in July 1998 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

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

As of September 30, 2012, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely will be subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Company had net income of $526 thousand and $698 thousand for the three months ended September 30, 2012 and 2011, respectively. The results for the third quarter of 2012 primarily reflect a decrease in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 decreased by $182 thousand, or 11%, as compared to the prior year period. The net decrease in total revenues was largely due to a decline in operating lease revenues offset, in part, by an increase in gain on sales of assets.

The decrease in operating lease revenues totaled $211 thousand and was primarily attributable to run-off of the portfolio and lease asset sales since September 30, 2011.

The increase in gain on sales of assets totaled $58 thousand and was largely due to a period over period increase in volume and a change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2012 were virtually unchanged when compared to the prior year period. Certain individual expense items did, however, have significant fluctuations of which the most notable were decreases in railcar maintenance costs and depreciation expense offset, in part, by increases in costs reimbursements to AFS, vessel maintenance, other expense and professional fees.

The decrease in railcar maintenance costs totaled $138 thousand and was primarily a result of the increase in the number of railcars moved into off-lease inventory since September 30, 2011. Depreciation expense declined by $51 thousand mainly due to an increase in the number of assets that have been fully depreciated since September 30, 2011 combined with run-off and sales of lease assets.

Partially offsetting the aforementioned decreases in expenses was a $72 thousand increase in costs reimbursed to AFS. Such increase in costs reimbursed to AFS reflects actual current quarter billing. Whereas in 2011, the maximum amount of allowable annual costs reimbursable to AFS was billed and paid in the first quarter of 2011. As such, the Company did not record an expense during the third quarter of 2011 or for the remainder of that year.

In addition, vessel maintenance expense increased by $50 thousand largely due to higher costs of engine maintenance which commenced during the second quarter of 2012. Other expense increased by $35 thousand largely due to higher railcar storage fees resulting from the increase in railcars moved to off-lease inventory as previously discussed; and, professional fees increased by $27 thousand mainly due to an increase in legal expenses pursuant to litigation against a former vessel manager.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Company had net income of $1.5 million for each of the nine months ended September 30, 2012 and 2011. The results for the first nine months of 2012 reflect a decrease in total revenues offset, in part, by a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 decreased by $462 thousand, or 10%, as compared to the prior year period. The net decrease in total revenues was primarily a result of decreases in operating lease revenues, gain on sales of assets and direct financing lease revenues.

The decrease in operating lease revenues totaled $271 thousand and was primarily a result of run-off of the portfolio and lease asset sales since September 30, 2011. Gain on sales of lease assets declined by $130 thousand largely due to the lower number of railcars and containers sold during the current year period. Finally, direct financing lease revenues decreased by $49 thousand primarily due to run-off of the portfolio.

Expenses

Total operating expenses for the first nine months of 2012 decreased by $419 thousand, or 13%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in cost reimbursements to AFS, railcar maintenance costs and depreciation expense offset, in part, by increases in vessel maintenance costs, other expense and professional fees.

Costs reimbursed to AFS decreased by $318 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the first nine months of 2012 only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Railcar maintenance costs decreased by $198 thousand primarily as a result of the increase in the number of railcars moved into off-lease inventory since September 30, 2011; and, depreciation expense was reduced by $172 thousand largely due to an increase in the number of assets that have been fully depreciated since September 30, 2011 combined with run-off and sales of lease assets.

The aforementioned decreases in expenses were partially offset by increases in vessel maintenance costs, other expense and professional fees totaling $130 thousand, $77 thousand and $43 thousand, respectively. The increase in vessel maintenance costs was primarily a result of increased vessel activity and costs of engine maintenance. Other expense increased largely due to higher railcar storage fees resulting from the increase in railcars moved to off-lease inventory, and increases in railcar inspection fees, and printing and copying costs related to investor communication. Finally, professional fees increased as a result of an increase in legal expenses pursuant to litigation against a former vessel manager.

Capital Resources and Liquidity

At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $3.1 million and $925 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$738	$1,034	$1,903	$2,139
Investing activities	147	89	294	(17)
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$885	$1,123	$2,197	$2,122

The three months ended September 30, 2012 versus the three months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $134 thousand and $57 thousand during the respective three-month periods ended September 30, 2012 and 2011.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses. In addition, during the current year period, the Company used $24 thousand to pay for capitalized improvements on certain railcars. There were no such capitalized improvements during the prior year period. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

During the nine months ended September 30, 2012 and 2011, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $195 thousand and $356 thousand during the respective nine months ended September 30, 2012 and 2011.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and to pay for capitalized improvements on certain assets.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial date for this dispute had been rescheduled several times; however, the trial was ultimately concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly
       Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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