Form 10-K
period 2012-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2013-03-14
CIK 1069152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-33103

ATEL Capital Equipment Fund VIII, LLC

(Exact name of registrant as specified in its charter)

California	94-3307404
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 13,560,188.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2012, 13,560,188 Units remain issued and outstanding.

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

As of December 31, 2012, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2012, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.5 million.

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

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
Exsif Worldwide Inc.	Transportation, other	37%	36%
Bee Mar, LLC	Marine vessel	22%	19%
Bartlett Grain Company, L.P.	Railcars	*	11%
*	Less than 10%

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

Equipment Leasing Activities — The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2012 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$57,534	23.15%
Manufacturing	47,781	19.23%
Transportation, other	47,614	19.16%
Aircraft	38,535	15.50%
Point of sale/office automation	12,162	4.89%
Photo processing equipment	10,782	4.34%
Storage tanks	7,774	3.13%
Materials handling	7,019	2.82%
Marine vessel	4,793	1.93%
Gas compressors	2,522	1.01%
Other	12,021	4.84%
	$248,537	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,351	24.29%
Transportation, air	38,535	15.50%
Manufacturing, other	35,204	14.16%
Transportation, other	28,378	11.42%
Transportation, containers	21,229	8.54%
Manufacturing, electronics	20,901	8.41%
Retail	18,056	7.27%
Natural gas	13,848	5.57%
Other	12,035	4.84%
	$248,537	100.00%

Through December 31, 2012, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$47,155	$19,970	$48,560
Transportation, rail	42,617	31,682	20,524
Aircraft	38,535	8,667	16,856
Transportation, other	27,575	9,705	26,473
Point of sale/office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	8,432	7,477	3,135
Materials handling	7,019	2,017	6,776
Gas compressors	2,522	506	2,794
Other	10,514	3,679	12,287
	$207,313	$92,651	$148,332

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2012, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 3,335 investors were Unitholders of record in the Company.

ERISA Valuation

In order to permit ERISA fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2012. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2012. The estimates were based on the amount of remaining lease payments on existing Company leases, and the estimated residual values of the equipment held by the Company upon the termination of those leases. This valuation was based solely on AFS’s perception of market conditions and the types and amounts of the Company’s assets. No independent valuation was sought.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $1.21 per Unit. The foregoing valuation was performed solely for the ERISA purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in December 2012 and 2011. The annualized rate for distributions from 2012 and 2011 operations was $0.24 and $0.27 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2012	2011
Net income per Unit, based on weighted average Units outstanding	$0.12	$0.14
Return of investment	0.12	0.13
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.24	0.27
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.24	$0.27

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2012, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2012	2011
Transportation, containers	46%	46%
Transportation, rail	42%	42%
Transportation, other	12%	11%

As previously indicated, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues during 2012 and 2011 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
Exsif Worldwide Inc.	Transportation, other	37%	36%
Bee Mar, LLC	Marine vessel	22%	19%
Bartlett Grain Company, L.P.	Railcars	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s remaining equipment on lease was acquired in the years 1999 through 2001. The utilization percentage of existing assets under lease was 88% and 96% as of December 31, 2012 and 2011, respectively. The reduction in utilization percentage was a result of the transfer of certain lease equipment to non-revenue producing inventory.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ending December 31, 2012, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2012 versus 2011

The Company had net income of $1.9 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively. The results for 2012 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2012 decreased by $730 thousand, or 11%, as compared to prior year. The net decline in total revenues was comprised of reductions in operating lease revenues, gain on sales of assets, other revenue and in direct financing lease revenues.

The decrease in operating lease revenues totaled $439 thousand and was primarily a result of run-off of the portfolio and lease asset sales since December 31, 2011. Gain on sales of lease assets declined by $126 thousand largely due to the change in the mix of assets sold. Moreover, other revenue was reduced by $94 thousand as the prior year amount included deferred maintenance costs relative to excess wear and tear on returned equipment, and collection costs and late fees assessed on certain terminated leases. Finally, direct financing lease revenues decreased by $71 thousand primarily due to run-off of the portfolio.

Expenses

Total operating expenses for 2012 decreased by $400 thousand, or 9%, as compared to prior year. The net decrease in total operating expenses was primarily due to reductions in railcar maintenance costs, depreciation expense and cost reimbursements to AFS offset, in part, by increases in vessel maintenance costs, railcar storage fees and professional fees.

The decrease in railcar maintenance costs totaled $292 thousand and was primarily a result of the increase in the number of railcars moved into off-lease inventory since December 31, 2011. Depreciation expense was reduced by $243 thousand largely due to an increase in the number of assets that have been fully depreciated since December 31, 2011 combined with run-off and sales of lease assets. In addition, costs reimbursed to AFS decreased by $227 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during 2012 only represent current year charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation.

The aforementioned decreases in expenses were partially offset by increases in vessel maintenance costs, railcar storage fees and professional fees totaling $238 thousand, $75 thousand and $42 thousand, respectively. The higher vessel maintenance costs were primarily a result of increased vessel activity and costs of engine maintenance. Railcar storage fees increased largely due to the increase in railcars moved to off-lease inventory; and, professional fees was higher as a result of an increase in legal expenses pursuant to litigation against a former vessel manager.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $516 thousand and $925 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$2,675	$3,083
Investing activities	360	55
Financing activities	(3,444)	(4,031)
Net decrease in cash and cash equivalents	$(409)	$(893)

2012 versus 2011

During 2012 and 2011, the Company’s primary source of liquidity has been its cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $232 thousand and $392 thousand for the respective years ended December 31, 2012 and 2011.

During the same comparative years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $3.4 million and $4.0 million; and, to pay invoices related to management fees and expenses. Moreover, during the current year, the Company used $24 thousand to pay for capitalized improvements on certain railcars. By comparison, during 2011, cash totaling $460 thousand was used to pay for improvements on the Company’s marine vessel.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2012 and 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$516	$925
Accounts receivable, net of allowance for doubtful accounts of $10 as of December 31, 2012 and $22 as of December 31, 2011	836	831
Prepaid expenses and other assets	19	14
Investments in equipment and leases, net of accumulated depreciation of $35,621 as of December 31, 2012 and $35,098 as of December 31, 2011	6,959	8,276
Total assets	$8,330	$10,046
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$780	$990
Other	172	108
Unearned operating lease income	86	98
Total liabilities	1,038	1,196
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,292	8,850
Total Members’ capital	7,292	8,850
Total liabilities and Members’ capital	$8,330	$10,046

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2012 and 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing activities:
Operating leases	$5,636	$6,075
Direct financing leases	43	114
Gain on sales of assets	132	258
Other revenue	3	97
Total revenues	5,814	6,544
Expenses:
Depreciation of operating lease assets	1,089	1,332
Asset management fees to Managing Member	278	302
Vessel maintenance	975	737
Railcar maintenance	473	765
Cost reimbursements to Managing Member	452	679
Other management fees	157	146
Railcar storage fees	86	11
Professional fees	159	117
Insurance	54	48
(Reversal of) provision for doubtful accounts	(12)	14
Taxes on income and franchise fees	40	2
Other	177	175
Total operating expenses	3,928	4,328
Net income	$1,886	$2,216
Net income:
Managing Member	$258	$302
Other Members	1,628	1,914
	$1,886	$2,216
Net income per Limited Liability Company Unit (Other Members)	$0.12	$0.14
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012 and 2011
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	13,560,188	$10,665	$—	$10,665
Distributions to Other Members ($0.27 per Unit)	—	(3,729)	—	(3,729)
Distributions to Managing Member	—	—	(302)	(302)
Net income	—	1,914	302	2,216
Balance December 31, 2011	13,560,188	8,850	—	8,850
Distributions to Other Members ($0.24 per Unit)	—	(3,186)	—	(3,186)
Distributions to Managing Member	—	—	(258)	(258)
Net income	—	1,628	258	1,886
Balance December 31, 2012	13,560,188	$7,292	$—	$7,292

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2012 and 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$1,886	$2,216
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(132)	(258)
Depreciation of operating lease assets	1,089	1,332
(Reversal of) provision for doubtful accounts	(12)	14
Changes in operating assets and liabilities:
Accounts receivable	7	(100)
Prepaid expenses and other assets	(5)	(7)
Accounts payable, Managing Member	(210)	88
Accounts payable, affiliates	—	(2)
Accounts payable, other	64	(193)
Unearned operating lease income	(12)	(7)
Net cash provided by operating activities	2,675	3,083
Investing activities:
Proceeds from sales of lease assets	232	392
Principal payments received on direct financing leases	152	123
Improvements to lease assets	(24)	(460)
Net cash provided by investing activities	360	55
Financing activities:
Distributions to Other Members	(3,186)	(3,729)
Distributions to Managing Member	(258)	(302)
Net cash used in financing activities	(3,444)	(4,031)
Net decrease in cash and cash equivalents	(409)	(893)
Cash and cash equivalents at beginning of year	925	1,818
Cash and cash equivalents at end of year	$516	$925
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$49	$52

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2012, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2012, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2012 and 2011 and long-lived tangible assets as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$5,657	97%	$6,544	100%
Canada	157	3%	—	0%
Total International	157	3%	—	0%
Total	$5,814	100%	$6,544	100%

	As of December 31,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$6,935	100%	$8,276	100%
Canada	24	0%	—	0%
Total International	24	0%	—	0%
Total	$6,959	100%	$8,276	100%

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2012 and 2011, the related provision for state income taxes was approximately $40 thousand and $2 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$7,292	$8,850
Tax basis of net assets (unaudited)	7,751	8,626
Difference	$(459)	$224

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net income per financial statements	$1,886	$2,216
Tax adjustments (unaudited):
Adjustment to depreciation expense	894	1,041
Provision for losses and doubtful accounts	(12)	14
Adjustments to revenues/other expenses	140	118
Adjustments to gain on sales of assets	100	133
Income per federal tax return (unaudited)	$3,008	$3,522

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the year.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2012 and 2011, there were concentrations (defined as greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2012	2011
Transportation, containers	46%	46%
Transportation, rail	42%	42%
Transportation, other	12%	11%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2012	2011
Exsif Worldwide Inc.	Transportation, other	37%	36%
Bee Mar, LLC	Marine vessel	22%	19%
Bartlett Grain Company, L.P.	Railcars	*	11%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2010	$—	$8	$—	$8
Provision	—	14	—	14
Balance December 31, 2011	—	22	—	22
Reversal of provision	—	(12)	—	(12)
Balance December 31, 2012	$—	$10	$—	$10

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses: - (continued)

As of December 31, 2012 and 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2012	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$100	$100
Ending balance: individually evaluated for impairment	$100	$100
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

December 31, 2011	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—
Financing receivables:
Ending balance	$256	$256
Ending balance: individually evaluated for impairment	$256	$256
Ending balance: collectively evaluated for impairment	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—

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

At December 31, 2012 and 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (in thousands):

	Finance Leases
	2012	2011
Pass	$100	$256
Special mention	—	—
Substandard	—	—
Doubtful	—	—
Total	$100	$256

At December 31, 2012 and 2011, investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$—	$—	$—	$—	$100	$100	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Finance leases	$84	$—	$—	$84	$172	$256	$—

There were no impaired financing receivables at both December 31, 2012 and 2011. Likewise, there were no financing receivables placed in non-accrual status as of December 31, 2012 and 2011.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$7,867	$(568)	$(1,069)	$6,230
Net investment in direct financing leases	256	(4)	(152)	100
Assets held for sale or lease, net	153	496	(20)	629
Total	$8,276	$(76)	$(1,241)	$6,959

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.1 million and $1.3 million for the respective years ended December 31, 2012 and 2011.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance December 31, 2012
Containers	$19,678	$—	$(298)	$19,380
Transportation, rail	16,316	—	(3,191)	13,125
Marine vessel	4,793	—	—	4,793
Other	640	—	—	640
	41,427	—	(3,489)	37,938
Less accumulated depreciation	(33,560)	(1,069)	2,921	(31,708)
Total	$7,867	$(1,069)	$(568)	$6,230

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both December 31, 2012 and 2011, respectively.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $2.3 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of December 31, 2012, the investment in direct financing leases primarily consists of railcars and manufacturing equipment. At December 31, 2011, such investment consisted of railcars as well as construction and manufacturing equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Total minimum lease payments receivable	$48	$248
Estimated residual values of leased equipment (unguaranteed)	52	54
Investment in direct financing leases	100	302
Less unearned income	—	(46)
Net investment in direct financing leases	$100	$256

As of December 31, 2012, unearned income related to the Fund’s investment in direct financing leases was nominal. There were no net investments in direct financing leases in nonaccrual status as of December 31, 2012 and 2011.

At December 31, 2012, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2013	$1,373	$48	$1,421
2014	980	—	980
2015	465	—	465
2016	179	—	179
2017	179	—	179
Thereafter	75	—	75
	$3,251	$48	$3,299

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Asset management fees to Managing Member	$278	$302
Cost reimbursements to Managing Member	452	679
	$730	$981

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2012, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

9. Members’ capital:

As of December 31, 2012 and 2011, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except per Unit data):

	2012	2011
Distributions declared	$3,186	$3,729
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$0.24	$0.27

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2012 and 2011. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2012 and 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 25 Units ($250) (owned by wife)	0.0002%

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the most recent two years, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$38	$45
Other	—	1
	$38	$46

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Taxonomy Extension Schema Document
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.