Form 10-Q
period 2013-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2013-05-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,009	$516
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2013 and $10 as of December 31, 2012	762	836
Prepaid expenses and other assets	16	19
Investments in equipment and leases, net of accumulated depreciation of $35,603 as of March 31, 2013 and $35,621 as of December 31, 2012	6,681	6,959
Total assets	$8,468	$8,330
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$327	$780
Other	205	172
Unearned operating lease income	66	86
Total liabilities	598	1,038
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,870	7,292
Total Members’ capital	7,870	7,292
Total liabilities and Members’ capital	$8,468	$8,330

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing activities:
Operating leases	$1,128	$1,475
Direct financing leases	—	18
Gain on sales of assets	40	3
Other revenue	107	—
Total revenues	1,275	1,496
Expenses:
Depreciation of operating lease assets	214	312
Asset management fees to Managing Member	32	49
Vessel maintenance	135	197
Railcar maintenance	82	127
Cost reimbursements to Managing Member	80	216
Other management fees	27	39
Railcar storage fees	20	—
Professional fees	51	46
Insurance	6	13
Reversal of provision for doubtful accounts	(10)	(4)
Taxes on income and franchise fees	13	12
Postage	4	4
Printing and photocopying	8	7
Other	35	56
Total operating expenses	697	1,074
Net income	$578	$422
Net income:
Managing Member	$—	$—
Other Members	578	422
	$578	$422
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.03
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,560,188	$8,850	$—	$8,850
Distributions to Other Members ($0.24 per Unit)	—	(3,186)	—	(3,186)
Distributions to Managing Member	—	—	(258)	(258)
Net income	—	1,628	258	1,886
Balance December 31, 2012	13,560,188	7,292	—	7,292
Net income	—	578	—	578
Balance March 31, 2013 (Unaudited)	13,560,188	$7,870	$—	$7,870

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$578	$422
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(40)	(3)
Depreciation of operating lease assets	214	312
Reversal of provision for doubtful accounts	(10)	(4)
Changes in operating assets and liabilities:
Accounts receivable	84	(25)
Prepaid expenses and other assets	3	(5)
Accounts payable, Managing Member	(453)	(269)
Accounts payable, other	33	(18)
Unearned operating lease income	(20)	(34)
Net cash provided by operating activities	389	376
Investing activities:
Proceeds from sales of lease assets	80	12
Principal payments received on direct financing leases	24	45
Net cash provided by investing activities	104	57
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	493	433
Cash and cash equivalents at beginning of period	516	925
Cash and cash equivalents at end of period	$1,009	$1,358
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$2

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of Initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2013, 13,560,188 Units remain issued and outstanding.

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

As of March 31, 2013, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2013 and 2012 and long-lived tangible assets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	For The Three Months Ended March 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$1,243	97%	$1,445	97%
Canada	32	3%	51	3%
Total International	32	3%	51	3%
Total	$1,275	100%	$1,496	100%

	As of March 31,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$6,657	100%	$6,935	100%
Canada	24	0%	24	0%
Total International	24	0%	24	0%
Total	$6,681	100%	$6,959	100%

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

3. Allowance for credit losses:

There was no allowance for credit losses or delinquent amounts due to the Company as of March 31, 2013. At December 31, 2012, accounts receivable allowances for doubtful accounts pursuant to operating leases totaled $10 thousand. Such allowance was reversed during the current year quarter relative to collections of delinquent amounts.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$6,230	$(733)	$(176)	$5,321
Net investment in direct financing leases	100	(42)	(24)	34
Assets held for sale or lease, net	629	735	(38)	1,326
Total	$6,959	$(40)	$(238)	$6,681

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $214 thousand and $312 thousand for the respective three months ended March 31, 2013 and 2012.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance March 31, 2013
Containers	$19,380	$—	$(149)	$19,231
Transportation, rail	13,125	—	(458)	12,667
Marine vessel	4,793	—	(4,793)	—
Other	640	—	—	640
	37,938	—	(5,400)	32,538
Less accumulated depreciation	(31,708)	(176)	4,667	(27,217)
Total	$6,230	$(176)	$(733)	$5,321

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at March 31, 2013 and December 31, 2012.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $552 thousand and $545 thousand for the respective three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of March 31, 2013, the investment in direct financing leases primarily consists of manufacturing equipment. At December 31, 2012, such investment primarily consisted of railcars and manufacturing equipment.

The components of the Company’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$24	$48
Estimated residual values of leased equipment (unguaranteed)	10	52
Investment in direct financing leases	34	100
Less unearned income	—	—
Net investment in direct financing leases	$34	$100

There were no net investments in direct financing leases in non-accrual status as of March 31, 2013 and December 31, 2012.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At March 31, 2013, the aggregate amount of future lease payments is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$1,231	$24	$1,255
Year ending December 31, 2014	1,164	—	1,164
2015	565	—	565
2016	280	—	280
2017	263	—	263
2018	75	—	75
	$3,578	$24	$3,602

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated among all managed entities based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

During the three months ended March 31, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Asset management fees to Managing Member	$32	$49
Cost reimbursements to Managing Member	80	216
	$112	$265

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2013, it is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

7. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

8. Members’ capital:

As of March 31, 2013 and December 31, 2012, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

There were no distributions paid to the Other Members during the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Company had net income of $578 thousand and $422 thousand for the three months ended March 31, 2013 and 2012, respectively. The results for the first quarter of 2013 primarily reflect decreases in total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2013 decreased by $221 thousand, or 15%, as compared to the prior year period. The net decrease in total revenues was largely due to a decline in operating lease revenues offset, in part, by an increase in other revenue.

The decrease in operating lease revenues totaled $347 thousand and was primarily attributable to the December 2012 termination of a lease relative to the Fund’s marine vessel and the impact of continued run-off and dispositions of lease assets since March 31, 2012.

Partially offsetting the aforementioned decrease in operating lease revenues was a $107 thousand of other revenue realized during the current year quarter. Such revenue was largely the result of fees associated with the termination of the marine vessel lease.

Expenses

Total operating expenses for the first quarter of 2013 decreased by $377 thousand, or 35%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in costs reimbursed to the Managing Member, depreciation expense, vessel maintenance and railcar maintenance costs.

Costs reimbursed to the Managing Member decreased by $136 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the current year period only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation.

In addition, depreciation expense was reduced by $98 thousand largely due to continued run-off and sales of lease assets. Vessel maintenance costs declined by $62 thousand primarily due to vessel inactivity since the end of the lease term in December 2012; and, railcar maintenance costs decreased by $45 thousand primarily as a result of the continued decline in the number of railcars owned by the Company, consistent with a Fund in liquidation.

Capital Resources and Liquidity

At March 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $1.0 million and $516 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by:
Operating activities	$389	$376
Investing activities	104	57
Financing activities	—	—
Net increase in cash and cash equivalents	$493	$433

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $80 thousand and $12 thousand during the three months ended March 31, 2013 and 2012, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions paid to the Other Members during the three months ended March 31, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. As of October 10, 2012, the matter has been in the hands of the Federal Judge to render a decision on both the law and the facts. The decision of the Court is imminent, and the Company is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. While the Company's recovery with respect to this matter may be significant, there is no assurance that judgment will be rendered in favor of the Company.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: May 13, 2013

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