Form 10-Q
period 2013-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2013-08-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,316	$516
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2013 and $10 as of December 31, 2012	743	836
Prepaid expenses and other assets	14	19
Investments in equipment and leases, net of accumulated depreciation of $34,109 as of June 30, 2013 and $35,621 as of December 31, 2012	6,334	6,959
Total assets	$10,407	$8,330
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$316	$780
Other	86	172
Unearned operating lease income	46	86
Total liabilities	448	1,038
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,959	7,292
Total Members’ capital	9,959	7,292
Total liabilities and Members’ capital	$10,407	$8,330

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing activities:
Operating leases	$1,014	$1,342	$2,142	$2,817
Direct financing leases	—	12	—	30
Gain on sales of assets	1,519	20	1,559	23
Other revenue	1	1	108	1
Total revenues	2,534	1,375	3,809	2,871
Expenses:
Depreciation of operating lease assets	162	259	376	571
Asset management fees to Managing Member	29	40	61	89
Vessel maintenance	(28)	226	107	423
Railcar maintenance	105	111	187	238
Cost reimbursements to Managing Member	72	73	152	289
Other management fees	23	36	50	75
Railcar storage fees	17	20	37	35
Professional fees	30	35	81	81
Reversal of provision for doubtful accounts	—	(18)	(10)	(22)
Taxes on income and franchise fees	13	29	26	41
Postage	2	5	6	9
Printing and photocopying	—	7	8	14
Freight and shipping	4	1	12	9
Other	16	45	49	91
Total operating expenses	445	869	1,142	1,943
Net income	$2,089	$506	$2,667	$928
Net income:
Managing Member	$—	$—	$—	$—
Other Members	2,089	506	2,667	928
	$2,089	$506	$2,667	$928
Net income per Limited Liability Company Unit (Other Members)	$0.15	$0.04	$0.20	$0.07
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,560,188	$8,850	$—	$8,850
Distributions to Other Members ($0.24 per Unit)	—	(3,186)	—	(3,186)
Distributions to Managing Member	—	—	(258)	(258)
Net income	—	1,628	258	1,886
Balance December 31, 2012	13,560,188	7,292	—	7,292
Net income	—	2,667	—	2,667
Balance June 30, 2013 (Unaudited)	13,560,188	$9,959	$—	$9,959

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net income	$2,089	$506	$2,667	$928
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(1,519)	(20)	(1,559)	(23)
Depreciation of operating lease assets	162	259	376	571
Reversal of provision for doubtful accounts	—	(18)	(10)	(22)
Changes in operating assets and liabilities:
Accounts receivable	19	54	103	29
Prepaid expenses and other assets	2	(6)	5	(11)
Accounts payable, Managing Member	(11)	(29)	(464)	(298)
Accounts payable, other	(119)	18	(86)	—
Unearned operating lease income	(20)	25	(40)	(9)
Net cash provided by operating activities	603	789	992	1,165
Investing activities:
Proceeds from sales of lease assets	1,680	49	1,760	61
Principal payments received on direct financing leases	24	41	48	86
Net cash provided by investing activities	1,704	90	1,808	147
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	2,307	879	2,800	1,312
Cash and cash equivalents at beginning of period	1,009	1,358	516	925
Cash and cash equivalents at end of period	$3,316	$2,237	$3,316	$2,237
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$15	$31	$17	$33

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2013, 13,560,188 Units remain issued and outstanding.

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

As of June 30, 2013, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2013 and 2012 and long-lived tangible assets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	For The Six Months Ended June 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$3,746	98%	$2,777	97%
Canada	63	2%	94	3%
Total International	63	2%	94	3%
Total	$3,809	100%	$2,871	100%

	As of June 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$6,310	100%	$6,935	100%
Canada	24	0%	24	0%
Total International	24	0%	24	0%
Total	$6,334	100%	$6,959	100%

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

3. Allowance for credit losses:

There was no allowance for credit losses or delinquent amounts due to the Company as of June 30, 2013. At December 31, 2012, accounts receivable allowances for doubtful accounts pursuant to operating leases totaled $10 thousand. Such allowance was reversed during the first half of 2013 relative to collections of delinquent amounts.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$6,230	$(825)	$(338)	$5,067
Net investment in direct financing leases	100	(42)	(48)	10
Assets held for sale or lease, net	629	666	(38)	1,257
Total	$6,959	$(201)	$(424)	$6,334

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impairment losses recorded during the three and six months ended June 30, 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $162 thousand and $259 thousand for the respective three months ended June 30, 2013 and 2012, and $376 thousand and $571 thousand for the respective six months ended June 30, 2013 and 2012.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance June 30, 2013
Containers	$19,380	$—	$(595)	$18,785
Transportation, rail	13,125	—	(1,041)	12,084
Marine vessel	4,793	—	(4,793)	—
Other	640	—	—	640
	37,938	—	(6,429)	31,509
Less accumulated depreciation	(31,708)	(338)	5,604	(26,442)
Total	$6,230	$(338)	$(825)	$5,067

The average estimated residual value for assets on operating leases was 10% of the assets’ original cost at both June 30, 2013 and December 31, 2012.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of Operating Lease Revenues, and totaled $497 thousand and $623 thousand for the respective three months ended June 30, 2013 and 2012, and $1.0 million and $1.2 million for the respective six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of June 30, 2013, the investment in direct financing leases primarily consists of manufacturing equipment. At December 31, 2012, such investment primarily consisted of railcars and manufacturing equipment.

The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$—	$48
Estimated residual values of leased equipment (unguaranteed)	10	52
Investment in direct financing leases	10	100
Less unearned income	—	—
Net investment in direct financing leases	$10	$100

The Company’s remaining direct financing lease matures on July 1, 2013. At June 30, 2013, the Company retained a $10 thousand residual position in the equipment underlying such direct financing lease.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At June 30, 2013, the aggregate amount of future lease payments is as follows (in thousands):

Operating Leases
Six months ending December 31, 2013	$768
Year ending December 31, 2014	1,166
2015	568
2016	280
2017	263
2018	75
$3,120

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

During the three and six months ended June 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset management fees to Managing Member	$29	$40	$61	$89
Cost reimbursements to Managing Member	72	73	152	289
	$101	$113	$213	$378

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

7. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants have filed a claim for legal fees and costs, of which the Company’s portion would amount to approximately $88 thousand, however, this claim remains in dispute pending the outcome of the appeal, and a final award in favor of either party remains uncertain at this time.

8. Members’ capital:

As of June 30, 2013 and December 31, 2012, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

There were no distributions declared or paid during the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net income of $2.1 million and $506 thousand for the three months ended June 30, 2013 and 2012, respectively. The results for the second quarter of 2013 primarily reflect an increase in total revenues coupled with a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 increased by $1.2 million, or 84%, as compared to the prior year period. The net increase in total revenues was largely due to an increase in gains recognized on sales of assets offset, in part, by a decline in operating lease revenues.

The increase in gains recognized on sales of assets totaled $1.5 million and was largely a result of increased volume and change in the mix of assets sold. During the current year quarter, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction.

Partially offsetting the aforementioned increase in gains on sales of assets was a $328 thousand decrease in operating lease revenues. The decrease in operating lease revenues was primarily attributable to the December 2012 termination of a lease relative to the Fund’s marine vessel, the decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets since June 30, 2012.

Expenses

Total operating expenses for the second quarter of 2013 decreased by $424 thousand, or 49%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in vessel maintenance costs, depreciation expense and other expense.

Vessel maintenance and other operating costs declined by $254 thousand primarily due to vessel inactivity since the end of the lease term in December 2012; and, depreciation expense was reduced by $97 thousand largely due to continued run-off and sales of lease assets.

In addition, other expense decreased by $29 thousand primarily due to a refund received from the third party manager relative to prepaid marine vessel expenses. Such expenses were refunded as a result of the vessel lease termination.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net income of $2.7 million and $928 thousand for the six months ended June 30, 2013 and 2012, respectively. The results for the first half of 2013 primarily reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 increased by $938 thousand, or 33%, as compared to the prior year period. The net increase in total revenues was largely due to increases in gains recognized on sales of assets and other revenue partially offset by a decline in operating lease revenues.

The increase in gains recognized on sales of assets totaled $1.5 million and was largely a result of increased volume and change in the mix of assets sold. During the current year period, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction. In addition, other revenue increased by $107 thousand primarily due to fees collected relative to the termination of the marine vessel lease.

Partially offsetting the aforementioned increases in revenues was a $675 thousand decrease in operating lease revenues. The decrease in operating lease revenues was primarily attributable to the December 2012 termination of a lease relative to the Fund’s marine vessel, the decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets since June 30, 2012.

Expenses

Total operating expenses for the first half of 2013 decreased by $801 thousand, or 41%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in vessel maintenance costs, depreciation expense, costs reimbursed to the Managing Member, railcar maintenance costs and other expense.

Vessel maintenance and other operating costs declined by $316 thousand primarily due to vessel inactivity since the end of the lease term in December 2012; and, depreciation expense was reduced by $195 thousand largely due to continued run-off and sales of lease assets.

Moreover, costs reimbursed to the Managing Member decreased by $137 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the current year period only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation.

The decrease in railcar maintenance costs totaled $51 thousand and was primarily due to the continued decline in the number of railcars owned by the Company, consistent with a fund in liquidation. Finally, other expense declined by $42 thousand primarily due to a refund received from the third party manager relative to prepaid marine vessel expenses. Such expenses were refunded as a result of the vessel lease termination.

Capital Resources and Liquidity

At June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $3.3 million and $516 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by:
Operating activities	$603	$789	$992	$1,165
Investing activities	1,704	90	1,808	147
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$2,307	$879	$2,800	$1,312

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $1.7 million and $49 thousand during the three months ended June 30, 2013 and 2012, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $1.8 million and $61 thousand during the six months ended June 30, 2013 and 2012, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and six months ended June 30, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005-2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and is hopeful for a recovery of all or portion of its asserted claims, but the outcome of the litigation remains uncertain as of such date. As a result of the ruling, the defendants have filed a claim for legal fees and costs, of which the Company’s portion would amount to approximately $88 thousand, however, this claim remains in dispute pending the outcome of the appeal, and a final award in favor of either party remains uncertain at this time.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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