Form 10-Q
period 2013-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2013-11-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,438	$516
Accounts receivable, net of allowance for doubtful accounts of $3 as of September 30, 2013 and $10 as of December 31, 2012	670	836
Prepaid expenses and other assets	23	19
Investments in equipment and leases, net of accumulated depreciation of $33,093 as of September 30, 2013 and $35,621 as of December 31, 2012	5,927	6,959
Total assets	$11,058	$8,330
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$328	$780
Other	104	172
Unearned operating lease income	70	86
Total liabilities	502	1,038
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,556	7,292
Total Members’ capital	10,556	7,292
Total liabilities and Members’ capital	$11,058	$8,330

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing activities:
Operating leases	$888	$1,363	$3,030	$4,180
Direct financing leases	—	11	—	41
Gain on sales of assets	131	89	1,690	112
Other revenue	67	1	175	2
Total revenues	1,086	1,464	4,895	4,335
Expenses:
Depreciation of operating lease assets	154	276	530	847
Asset management fees to Managing Member	25	45	86	134
Vessel maintenance	—	252	107	675
Railcar maintenance	101	128	288	366
Cost reimbursements to Managing Member	77	72	229	361
Other management fees	22	40	72	115
Railcar storage fees	25	26	62	61
Professional fees	27	47	108	128
Insurance	13	14	12	40
Provision (reversal of provision) for doubtful accounts	3	—	(7)	(22)
Taxes on income and franchise fees	—	—	26	41
Postage	7	1	13	10
Printing and photocopying	3	1	11	15
Freight and shipping	2	1	14	10
Other	30	35	80	100
Total operating expenses	489	938	1,631	2,881
Net income	$597	$526	$3,264	$1,454
Net income:
Managing Member	$—	$—	$—	$—
Other Members	597	526	3,264	1,454
	$597	$526	$3,264	$1,454
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.04	$0.24	$0.11
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,560,188	$8,850	$—	$8,850
Distributions to Other Members ($0.24 per Unit)	—	(3,186)	—	(3,186)
Distributions to Managing Member	—	—	(258)	(258)
Net income	—	1,628	258	1,886
Balance December 31, 2012	13,560,188	7,292	—	7,292
Net income	—	3,264	—	3,264
Balance September 30, 2013 (Unaudited)	13,560,188	$10,556	$—	$10,556

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$597	$526	$3,264	$1,454
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(131)	(89)	(1,690)	(112)
Depreciation of operating lease assets	154	276	530	847
Provision (reversal of provision) for doubtful accounts	3	—	(7)	(22)
Changes in operating assets and liabilities:
Accounts receivable	70	(46)	173	(17)
Prepaid expenses and other assets	(9)	(7)	(4)	(18)
Accounts payable, Managing Member	12	13	(452)	(285)
Accounts payable, other	18	60	(68)	60
Unearned operating lease income	24	5	(16)	(4)
Net cash provided by operating activities	738	738	1,730	1,903
Investing activities:
Proceeds from sales of lease assets	384	134	2,144	195
Principal payments received on direct financing leases	—	37	48	123
Improvements to lease assets	—	(24)	—	(24)
Net cash provided by investing activities	384	147	2,192	294
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	1,122	885	3,922	2,197
Cash and cash equivalents at beginning of period	3,316	2,237	516	925
Cash and cash equivalents at end of period	$4,438	$3,122	$4,438	$3,122
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$5	$17	$38

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business. Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2013, 13,560,188 Units remain issued and outstanding.

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

As of September 30, 2013, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2013 and 2012 and long-lived tangible assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	For The Nine Months Ended September 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$4,821	98%	$4,210	97%
Canada	74	2%	125	3%
Total International	74	2%	125	3%
Total	$4,895	100%	$4,335	100%

	As of September 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$5,903	100%	$6,935	100%
Canada	24	0%	24	0%
Total International	24	0%	24	0%
Total	$5,927	100%	$6,959	100%

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

3. Allowance for credit losses:

The Partnership’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2011	$—	$22	$—	$22
Reversal of provision	—	(12)	—	(12)
Balance December 31, 2012	—	10	—	10
Reversal of provision	—	(7)	—	(7)
Balance September 30, 2013	$—	$3	$—	$3

The allowance for credit losses at both September 30, 2013 and December 31, 2012 were related to delinquent operating lease receivables.

As of September 30, 2013, the Partnership had no financing lease receivables, as its remaining finance lease matured on July 1, 2013. By comparison, at December 31, 2012, finance lease receivables totaled $100 thousand, all of which were current.

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$6,230	$(1,104)	$(492)	$4,634
Net investment in direct financing leases	100	(52)	(48)	—
Assets held for sale or lease, net	629	702	(38)	1,293
Total	$6,959	$(454)	$(578)	$5,927

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impairment losses recorded during the three and nine months ended September 30, 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $154 thousand and $276 thousand for the respective three months ended September 30, 2013 and 2012, and $530 thousand and $847 thousand for the respective nine months ended September 30, 2013 and 2012.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance September 30, 2013
Containers	$19,380	$—	$(1,976)	$17,404
Transportation, rail	13,125	—	(1,731)	11,394
Marine vessel	4,793	—	(4,793)	—
Other	640	—	—	640
	37,938	—	(8,500)	29,438
Less accumulated depreciation	(31,708)	(492)	7,396	(24,804)
Total	$6,230	$(492)	$(1,104)	$4,634

The average estimated residual value for assets on operating leases was 11% and 10% of the assets’ original cost at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had no operating leases in non-accrual status.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $392 thousand and $596 thousand for the respective three months ended September 30, 2013 and 2012, and $1.4 million and $1.8 million for the respective nine months ended September 30, 2013 and 2012.

Direct financing leases:

As of September 30, 2013, the Partnership had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013. At December 31, 2012, such investment primarily consisted of railcars and manufacturing equipment. The components of the Company’s investment in direct financing leases as of December 31, 2012 are as follows (in thousands):

December 31, 2012
Total minimum lease payments receivable	$48
Estimated residual values of leased equipment (unguaranteed)	52
Investment in direct financing leases	100
Less unearned income	—
Net investment in direct financing leases	$100

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

At September 30, 2013, the aggregate amount of future lease payments associated with operating leases is as follows (in thousands):

Operating Leases
Three months ending December 31, 2013	$386
Year ending December 31, 2014	1,199
2015	568
2016	280
2017	263
2018	75
$2,771

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

During the three and nine months ended September 30, 2013 and 2012, AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset management fees to Managing Member	$25	$45	$86	$134
Cost reimbursements to Managing Member	77	72	229	361
	$102	$117	$315	$495

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

8. Members’ capital:

As of September 30, 2013 and December 31, 2012, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

There were no distributions declared or paid during the three and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the Company continues in its liquidation phase. Accordingly, assets related to leases that mature will be returned to inventory and most likely sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net income of $597 thousand and $526 thousand for the three months ended September 30, 2013 and 2012, respectively. The results for the third quarter of 2013 primarily reflect decreases in total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 decreased by $378 thousand, or 26%, as compared to the prior year period. The net decrease in total revenues was largely due to a decline in operating lease revenues offset in part by increases in other revenue and gain on sales of assets.

The decrease in operating lease revenues totaled $475 thousand and was primarily attributable to the December 2012 termination of a lease relative to the Fund’s marine vessel, the decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets since September 30, 2012.

Partially offsetting the aforementioned decrease in revenues were increases in other revenue and gain on sales of assets totaling $66 thousand and $42 thousand, respectively. Gains on sales of assets increased largely due to the sale of equipment associated with the maturity of the Fund’s remaining direct financing lease in July 2013; and, other revenue increased primarily due to a tax refund received from the City of Philadelphia in September 2013.

Expenses

Total operating expenses for the third quarter of 2013 decreased by $449 thousand, or 48%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in vessel maintenance costs, depreciation expense and railcar maintenance costs.

Vessel maintenance declined by $252 thousand primarily due to vessel inactivity since the end of the lease term in December 2012. Depreciation expense was reduced by $122 thousand largely due to continued run-off and sales of lease assets; and, railcar maintenance costs decreased by $27 thousand largely due to the continued decline in the number of railcars owned by the Company, consistent with a fund in liquidation.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net income of $3.3 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. The results for the first nine months of 2013 primarily reflect an increase in total revenues coupled with a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 increased by $560 thousand, or 13%, as compared to the prior year period. The net increase in total revenues was largely due to increases in gains recognized on sales of assets and in other revenue partially offset by a decline in operating lease revenues.

The increase in gains recognized on sales of assets totaled $1.6 million and was largely a result of increased volume and change in the mix of assets sold. During the current year period, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction. In addition, the Fund recognized a gain from the sales of equipment associated with the maturity of a direct financing lease.

Other revenue increased by $173 thousand primarily due to fees collected relative to the termination of the marine vessel lease and a tax refund received from the City of Philadelphia.

Partially offsetting the aforementioned increases in revenues was a $1.2 million decrease in operating lease revenues. The decrease in operating lease revenues was primarily attributable to the December 2012 termination of a lease relative to the Fund’s marine vessel, the decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets since September 30, 2012.

Expenses

Total operating expenses for the first nine months of 2013 decreased by $1.3 million, or 43%, as compared to the prior year period. The net decrease was primarily due to reductions in the following expenses: vessel maintenance costs, depreciation expense, costs reimbursed to the Managing Member, railcar maintenance costs, asset management fees to the Manager, and other management fees.

Vessel maintenance costs declined by $568 thousand primarily due to vessel inactivity since the end of the lease term in December 2012; and, depreciation expense was reduced by $317 thousand largely due to continued run-off and sales of lease assets.

Moreover, costs reimbursed to the Managing Member decreased by $132 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the current year period only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation.

The decrease in railcar maintenance costs totaled $78 thousand and was primarily due to the continued decline in the number of railcars owned by the Company. Asset management fees paid to the Manager declined by

$48 thousand as a result of the decline in managed assets and related rents; and, other management fees decreased by $43 thousand primarily due to a refund received from the third party manager relative to prepaid marine vessel expenses. Such expenses were refunded as a result of the vessel lease termination.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $4.4 million and $516 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by:
Operating activities	$738	$738	$1,730	$1,903
Investing activities	384	147	2,192	294
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$1,122	$885	$3,922	$2,197

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013, the Partnership’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. During the prior year period, liquidity was derived from cash flows from both the Partnership’s portfolio of operating lease contracts and its direct financing leases. In addition, the Fund realized $384 thousand and $134 thousand of proceeds from sales of equipment during the respective three months ended September 30, 2013 and 2012.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $2.1 million and $195 thousand during the nine months ended September 30, 2013 and 2012, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and nine months ended September 30, 2013 and 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: November 13, 2013

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