Form 10-K
period 2013-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2014-03-11
CIK 1069152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 13,560,188.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2013, 13,560,188 Units remain issued and outstanding.

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

As of December 31, 2013, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2013, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.5 million.

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

During 2013 and 2012, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2013	2012
Exsif Worldwide Inc.	Transportation, other	45%	37%
Bee Mar, LLC	Marine vessel	*	22%
*	Less than 10%

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

Equipment Leasing Activities — The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2013 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$57,534	23.15%
Manufacturing	47,781	19.23%
Transportation, other	47,614	19.16%
Aircraft	38,535	15.50%
Point of sale/office automation	12,162	4.89%
Photo processing equipment	10,782	4.34%
Storage tanks	7,774	3.13%
Materials handling	7,019	2.82%
Marine vessel	4,793	1.93%
Gas compressors	2,522	1.01%
Other	12,021	4.84%
	$248,537	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,351	24.29%
Transportation, air	38,535	15.50%
Manufacturing, other	35,204	14.16%
Transportation, other	28,378	11.42%
Transportation, containers	21,229	8.54%
Manufacturing, electronics	20,901	8.41%
Retail	18,056	7.27%
Natural gas	13,848	5.57%
Other	12,035	4.84%
	$248,537	100.00%

Through December 31, 2013, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$47,155	$19,970	$48,560
Transportation, rail	44,204	33,318	22,556
Aircraft	38,535	8,667	16,856
Transportation, other	31,081	10,484	26,991
Point of sale/office automation	12,162	2,393	1,309
Photo processing equipment	10,782	6,555	9,618
Storage tanks	8,432	7,477	3,135
Materials handling	7,019	2,017	6,776
Gas compressors	2,522	506	2,794
Other	12,007	3,734	14,613
	$213,899	$95,121	$153,208

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2013, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 3,309 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2013. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2013, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. And when applicable, the same was applied to loans incurred under the acquisition facility since they also bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of investments in leases. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $0.73 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in December 2013 and 2012. The annualized rate for distributions from 2013 and 2012 operations was $0.25 and $0.24 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2013	2012
Net income per Unit, based on weighted average Units outstanding	$0.24	$0.12
Return of investment	0.01	0.12
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.25	0.24
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.25	$0.24

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2013, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2013	2012
Transportation, containers	57%	46%
Transportation, rail	41%	42%
Transportation, other	*	12%
*	Less than 10%

As previously indicated, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, during 2013 and 2012 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2013	2012
Exsif Worldwide Inc.	Transportation, other	45%	37%
Bee Mar, LLC	Marine vessel	*	22%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s remaining equipment on lease was acquired in the years 1999 through 2001. The utilization percentage of existing assets under lease was 85% and 88% as of December 31, 2013 and 2012, respectively. The reduction in utilization percentage was a result of the transfer of certain lease equipment to non-revenue producing inventory.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ended December 31, 2013, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 6 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2013 versus 2012

The Company had net income of $3.6 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively. The results for 2013 reflect decreases in both total operating expenses and total revenues when compared to prior year.

Revenues

Total revenues for 2013 were virtually unchanged when compared to prior year at $5.8 million. At a detail level, year over year revenues were primarily impacted by a $1.8 million decrease in operating lease revenues essentially offset by increases of $1.6 million in gain on sales of assets and $213 thousand in other revenue.

The decrease in operating lease revenues was primarily attributable to the December 2012 termination of a lease relative to the Fund’s marine vessel, the decrease in usage-based rental income, and the impact of continued run-off and dispositions of lease assets since December 31, 2012.

The increase in gains recognized on sales of assets was largely a result of increased volume and change in the mix of assets sold. At various times during the current year, the Fund sold a group of high demand railcars resulting in significant gains on the transactions. In addition, the Fund recognized a gain from the sales of equipment associated with the maturity of a direct financing lease.

Other revenue increased due to fees collected relative to the termination of the marine vessel lease and tax refunds received from the City of Philadelphia and the states of California and Michigan.

Expenses

Total operating expenses for 2013 decreased by $1.7 million, or 43%, as compared to prior year. The net decrease was primarily due to reductions in the following expenses: vessel maintenance costs, depreciation expense, costs reimbursed to the Managing Member, railcar maintenance costs, asset management fees to the Manager, and other management fees.

Vessel maintenance costs declined by $868 thousand primarily due to vessel inactivity since the end of the lease term in December 2012; and, depreciation expense was reduced by $413 thousand largely due to continued run-off and sales of lease assets.

Moreover, costs reimbursed to the Managing Member decreased by $157 thousand as the Fund no longer has the accumulation of reimbursable administrative expenses in excess of the limitations as defined in the Operating Agreement. As such, the costs reimbursed to AFS during the current year period only represent current period charges. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation.

The decrease in railcar maintenance costs totaled $91 thousand and was primarily due to the increase in the number of railcars moved into off-lease inventory since December 31, 2012 and the continued decline in the number of railcars owned by the Company. Asset management fees paid to the Manager declined by $66 thousand as a result of the decline in managed assets and related rents; and, other management fees decreased by $64 thousand primarily due to a refund received from the third party manager relative to prepaid marine vessel expenses. Such expenses were refunded as a result of the vessel lease termination.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $1.6 million and $516 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$2,272	$2,675
Investing activities	2,518	360
Financing activities	(3,665)	(3,444)
Net increase (decrease) in cash and cash equivalents	$1,125	$(409)

2013 versus 2012

During 2013 and 2012, the Company’s primary source of liquidity has been its cash flow from its portfolio of operating and direct financing lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $2.5 million and $232 thousand for the respective years ended December 31, 2013 and 2012.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $3.7 million and $3.4 million; and, to pay invoices related to management fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. The outcome of the Company’s claim remains uncertain as of this date.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. The Company’s marine vessel was drydocked in January 2011 and was returned to service during the first quarter of 2011. The next scheduled drydock maintenance will occur during the first half of 2014.

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

Item 8. FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 25.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 11, 2014

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2013 and 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$1,641	$516
Accounts receivable, net of allowance for doubtful accounts of $3 as of December 31, 2013 and $10 as of December 31, 2012	574	836
Prepaid expenses and other assets	19	19
Investments in equipment and leases, net of accumulated depreciation of $31,907 as of December 31, 2013 and $35,621 as of December 31, 2012	5,521	6,959
Total assets	$7,755	$8,330
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$369	$780
Other	99	172
Unearned operating lease income	74	86
Total liabilities	542	1,038
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,213	7,292
Total Members’ capital	7,213	7,292
Total liabilities and Members’ capital	$7,755	$8,330

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2013 and 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing activities:
Operating leases	$3,836	$5,636
Direct financing leases	—	43
Gain on sales of assets	1,756	132
Interest	1	—
Other revenue	216	3
Total revenues	5,809	5,814
Expenses:
Depreciation of operating lease assets	676	1,089
Asset management fees to Managing Member	212	278
Vessel maintenance	107	975
Railcar maintenance	382	473
Cost reimbursements to Managing Member	295	452
Other management fees	93	157
Railcar storage fees	102	86
Professional fees	154	159
Insurance	23	54
Reversal of provision for doubtful accounts	(7)	(12)
Taxes on income and franchise fees	26	40
Postage	17	12
Printing and photocopying	17	22
Freight and shipping	17	11
Other	109	132
Total operating expenses	2,223	3,928
Net income	$3,586	$1,886
Net income:
Managing Member	$275	$258
Other Members	3,311	1,628
	$3,586	$1,886
Net income per Limited Liability Company Unit (Other Members)	$0.24	$0.12
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013 and 2012
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	13,560,188	$8,850	$—	$8,850
Distributions to Other Members ($0.24 per Unit)	—	(3,186)	—	(3,186)
Distributions to Managing Member	—	—	(258)	(258)
Net income	—	1,628	258	1,886
Balance December 31, 2012	13,560,188	7,292	—	7,292
Distributions to Other Members ($0.25 per Unit)	—	(3,390)		(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	3,311	275	3,586
Balance December 31, 2013	13,560,188	$7,213	$—	$7,213

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2013 and 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$3,586	$1,886
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(1,756)	(132)
Depreciation of operating lease assets	676	1,089
Reversal of provision for doubtful accounts	(7)	(12)
Changes in operating assets and liabilities:
Accounts receivable	269	7
Prepaid expenses and other assets	—	(5)
Accounts payable, Managing Member	(411)	(210)
Accounts payable, other	(73)	64
Unearned operating lease income	(12)	(12)
Net cash provided by operating activities	2,272	2,675
Investing activities:
Proceeds from sales of lease assets	2,470	232
Principal payments received on direct financing leases	48	152
Improvements to lease assets	—	(24)
Net cash provided by investing activities	2,518	360
Financing activities:
Distributions to Other Members	(3,390)	(3,186)
Distributions to Managing Member	(275)	(258)
Net cash used in financing activities	(3,665)	(3,444)
Net increase (decrease) in cash and cash equivalents	1,125	(409)
Cash and cash equivalents at beginning of year	516	925
Cash and cash equivalents at end of year	$1,641	$516
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$17	$49

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2013, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2013, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2013 and 2012 and long-lived tangible assets as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$5,735	99%	$5,657	97%
Canada	74	1%	157	3%
Total International	74	1%	157	3%
Total	$5,809	100%	$5,814	100%

	As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$5,497	100%	$6,935	100%
Canada	24	0%	24	0%
Total International	24	0%	24	0%
Total	$5,521	100%	$6,959	100%

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $26 thousand and $40 thousand, respectively.

The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$7,213	$7,292
Tax basis of net assets (unaudited)	8,900	7,751
Difference	$(1,687)	$(459)

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income per financial statements	$3,586	$1,886
Tax adjustments (unaudited):
Adjustment to depreciation expense	542	894
Provision for losses and doubtful accounts	(7)	(12)
Adjustments to revenues/other expenses	37	140
Adjustments to gain on sales of assets	656	100
Income per federal tax return (unaudited)	$4,814	$3,008

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

As of December 31, 2013 and 2012, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2013	2012
Transportation, containers	57%	46%
Transportation, rail	41%	42%
Transportation, other	*	12%
*	Less than 10%

During 2013 and 2012, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2013	2012
Exsif Worldwide Inc.	Transportation, other	45%	37%
Bee Mar, LLC	Marine vessel	*	22%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts		Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Finance Leases	Operating Leases	Finance Leases
Balance December 31, 2011	$—	$22	$—	$22
Reversal of provision	—	(12)	—	(12)
Balance December 31, 2012	—	10	—	10
Reversal of provision	—	(7)	—	(7)
Balance December 31, 2013	$—	$3	$—	$3

The allowance for credit losses at both December 31, 2013 and 2012 were related to delinquent operating lease receivables.

As of December 31, 2013, the Company had no financing lease receivables, as its remaining finance lease matured on July 1, 2013. By comparison, at December 31, 2012, finance lease receivables totaled $100 thousand, all of which were current.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$6,230	$(1,361)	$(638)	$4,231
Net investment in direct financing leases	100	(52)	(48)	—
Assets held for sale or lease, net	629	699	(38)	1,290
Total	$6,959	$(714)	$(724)	$5,521

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $676 thousand and $1.1 million for the respective years ended December 31, 2013 and 2012.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance December 31, 2013
Containers	$19,380	$—	$(3,506)	$15,874
Transportation, rail	13,125	—	(1,772)	11,353
Marine vessel	4,793	—	(4,793)	—
Other	640	—	—	640
	37,938	—	(10,071)	27,867
Less accumulated depreciation	(31,708)	(638)	8,710	(23,636)
Total	$6,230	$(638)	$(1,361)	$4,231

The average estimated residual value for assets on operating leases was 11% and 10% of the assets’ original cost at December 31, 2013 and 2012, respectively.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $1.8 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company had no operating leases in non-accrual status.

Direct financing leases:

As of December 31, 2013, the Company had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013. By comparison, as of December 31, 2012, the net investment in direct financing leases amounted to $100 thousand and consisted primarily of railcars and manufacturing equipment.

At December 31, 2013, the aggregate amount of future lease payments is as follows (in thousands):

Operating Leases
Year ending December 31, 2014	$1,200
2015	572
2016	284
2017	267
2018	78
Thereafter	6
$2,407

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

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Asset management fees to Managing Member	$212	$278
Cost reimbursements to Managing Member	295	452
	$507	$730

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ended December 31, 2013, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. The outcome of the Company’s claim remains uncertain as of this date.

9. Members’ capital:

As of December 31, 2013 and 2012, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2013	2012
Distributions declared	$3,390	$3,186
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$0.25	$0.24

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2013 and 2012. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2013 and 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit fees with its principal auditors totaling $39 thousand and $38 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.