Form 10-Q
period 2014-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2014-05-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(In Thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,207	$1,641
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2014 and $3 as of December 31, 2013	547	574
Prepaid expenses and other assets	16	19
Investments in equipment and leases, net of accumulated depreciation of $30,298 as of March 31, 2014 and $31,907 as of December 31, 2013	5,062	5,521
Total assets	$7,832	$7,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$46	$369
Other	94	99
Unearned operating lease income	62	74
Total liabilities	202	542
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,630	7,213
Total Members’ capital	7,630	7,213
Total liabilities and Members’ capital	$7,832	$7,755

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing activities:
Operating leases	$781	$1,128
Gain on sales of assets	121	40
Other revenue	—	107
Total revenues	902	1,275
Expenses:
Depreciation of operating lease assets	134	214
Asset management fees to Managing Member	20	32
Vessel maintenance	—	135
Railcar maintenance	59	82
Cost reimbursements to Managing Member	63	80
Other management fees	21	27
Railcar storage fees	35	20
Professional fees	78	51
Insurance	11	6
Reversal of provision for doubtful accounts	(3)	(10)
Taxes on income and franchise fees	1	13
Postage	3	4
Printing and photocopying	4	8
Freight and shipping	39	—
Other	20	35
Total expenses	485	697
Net income	$417	$578
Net income:
Managing Member	$—	$—
Other Members	417	578
	$417	$578
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.04
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	13,560,188	$7,292	$—	$7,292
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	3,311	275	3,586
Balance December 31, 2013	13,560,188	7,213	—	7,213
Net income	—	417	—	417
Balance March 31, 2014 (Unaudited)	13,560,188	$7,630	$—	$7,630

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$417	$578
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(121)	(40)
Depreciation of operating lease assets	134	214
Reversal of provision for doubtful accounts	(3)	(10)
Changes in operating assets and liabilities:
Accounts receivable	30	84
Prepaid expenses and other assets	3	3
Accounts payable, Managing Member	(323)	(453)
Accounts payable, other	(5)	33
Unearned operating lease income	(12)	(20)
Net cash provided by operating activities	120	389
Investing activities:
Proceeds from sales of lease assets	446	80
Principal payments received on direct financing leases	—	24
Net cash provided by investing activities	446	104
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	566	493
Cash and cash equivalents at beginning of period	1,641	516
Cash and cash equivalents at end of period	$2,207	$1,009
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$15	$2

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2014, 13,560,188 Units remain issued and outstanding.

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

Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of March 31, 2014, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2014 and 2013 and long-lived tangible assets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	For The Three Months Ended March 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$902	100%	$1,243	97%
Canada	—	0%	32	3%
Total International	—	0%	32	3%
Total	$902	100%	$1,275	100%

	As of March 31,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$5,062	100%	$5,497	100%
Canada	—	0%	24	0%
Total International	—	0%	24	0%
Total	$5,062	100%	$5,521	100%

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$4,231	$(342)	$(134)	$3,755
Assets held for sale or lease, net	1,290	17	—	1,307
Total	$5,521	$(325)	$(134)	$5,062

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impairment losses recorded during the three months ended March 31, 2014 and 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $134 thousand and $214 thousand for the respective three months ended March 31, 2014 and 2013.

All of the remaining property on lease was acquired during the years 1999 through 2001.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance March 31, 2014
Containers	$15,874	$—	$(1,934)	$13,940
Transportation, rail	11,353	—	(533)	10,820
Other	640	—	—	640
	27,867	—	(2,467)	25,400
Less accumulated depreciation	(23,636)	(134)	2,125	(21,645)
Total	$4,231	$(134)	$(342)	$3,755

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at March 31, 2014 and December 31, 2013. There were no operating leases in non-accrual status at March 31, 2014 and December 31, 2013.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $359 thousand and $552 thousand for the respective three months ended March 31, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2014 and December 31, 2013, the Company had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At March 31, 2014, the aggregate amount of future lease payments associated with operating leases is as follows (in thousands):

Operating Leases
Nine months ending December 31, 2014	$823
Year ending December 31, 2015	572
2016	284
2017	267
2018	78
2019	4
Thereafter	2
$2,030

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

During the three months ended March 31, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Asset management fees to Managing Member	$20	$32
Cost reimbursements to Managing Member	63	80
	$83	$112

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2014, it is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

5. Guarantees:

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

6. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance are scheduled for June 2, 2014. The outcome of the Company’s claim remains uncertain as of this date.

7. Members’ capital:

As of March 31, 2014 and December 31, 2013, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Members’ capital: - (continued)

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

There were no distributions declared or paid during the three months ended March 31, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL Capital Equipment Fund VIII, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in July 1998 for the purpose of engaging in the sale of limited liability investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. The offering was terminated in November 2000. Total proceeds of the offering were $135.7 million. During early 2001, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, throughout the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment.

The Company may continue until December 31, 2019. However, pursuant to the guidelines of the Operating Agreement, the Company began to liquidate its assets and distribute the proceeds thereof after the end of the Reinvestment Period which ended in December 2006.

As of March 31, 2014, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Company had net income of $417 thousand and $578 thousand for the three months ended March 31, 2014 and 2013, respectively. The results for the first quarter of 2014 primarily reflect decreases in total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2014 decreased by $373 thousand, or 29%, as compared to the prior year period. The net decrease in total revenues was comprised of decreases in operating lease revenues and in other revenue offset, in part, by an increase in gain on sales of assets.

The decrease in operating lease revenues totaled $347 thousand and was primarily attributable to the $193 thousand decrease in usage-based rental income during the current year period, and the impact of continued run-off and dispositions of lease assets since March 31, 2013. Other revenue decreased by $107 thousand due to fees realized during the prior year period relative to the termination of a marine vessel lease. There were no such fees realized during the current year period.

Partially offsetting the aforementioned decrease in revenues was an $81 thousand increase in gain on sales of assets. Such gain was largely a result of increased volume and change in the mix of assets sold.

Expenses

Total expenses for the first quarter of 2014 decreased by $212 thousand, or 30%, as compared to the prior year period. The net decrease was primarily due to reductions in vessel maintenance costs and in depreciation expense.

The decrease in vessel maintenance costs totaled $135 thousand and was attributable to first quarter 2013 costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013.

Depreciation expense was reduced by $80 thousand primarily due to continued run-off and sales of lease assets.

Capital Resources and Liquidity

At March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $2.2 million and $1.6 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by:
Operating activities	$120	$389
Investing activities	446	104
Financing activities	—	—
Net increase in cash and cash equivalents	$566	$493

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. During the prior year period, liquidity was derived from cash flows from both the Company’s portfolio of operating lease contracts and its direct financing leases. In addition, the Fund realized $446 thousand and $80 thousand of proceeds from sales of equipment during the respective three months ended March 31, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three months ended March 31, 2014 and 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance are scheduled for June 2, 2014. The outcome of the Company’s claim remains uncertain as of this date.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: May 13, 2014

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