Form 10-Q
period 2014-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2014-08-14
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,945	$1,641
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2014 and $3 as of December 31, 2013	521	574
Prepaid expenses and other assets	14	19
Investments in equipment and leases, net of accumulated depreciation of $29,302 as of June 30, 2014 and $31,907 as of December 31, 2013	4,741	5,521
Total assets	$8,221	$7,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$23	$369
Other	114	99
Unearned operating lease income	25	74
Total liabilities	162	542
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,059	7,213
Total Members’ capital	8,059	7,213
Total liabilities and Members’ capital	$8,221	$7,755

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing activities:
Operating leases	$855	$1,014	$1,636	$2,142
Gain on sales of assets	60	1,519	181	1,559
Other revenue	—	1	—	108
Total revenues	915	2,534	1,817	3,809
Expenses:
Depreciation of operating lease assets	124	162	258	376
Asset management fees to Managing Member	23	29	43	61
Vessel maintenance	—	(28)	—	107
Railcar maintenance	121	105	180	187
Cost reimbursements to Managing Member	64	72	127	152
Other management fees	25	23	46	50
Railcar storage fees	35	17	70	37
Professional fees	36	30	114	81
Insurance	15	(7)	26	1
Reversal of provision for doubtful accounts	—	—	(3)	(10)
Taxes on income and franchise fees	1	13	2	26
Postage	2	2	5	6
Printing and photocopying	7	—	11	8
Freight and shipping	8	4	47	12
Other	25	23	45	48
Total expenses	486	445	971	1,142
Net income	$429	$2,089	$846	$2,667
Net income:
Managing Member	$—	$—	$—	$—
Other Members	429	2,089	846	2,667
	$429	$2,089	$846	$2,667
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.15	$0.06	$0.20
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	13,560,188	$7,292	$—	$7,292
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	3,311	275	3,586
Balance December 31, 2013	13,560,188	7,213	—	7,213
Net income	—	846	—	846
Balance June 30, 2014 (Unaudited)	13,560,188	$8,059	$—	$8,059

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net income	$429	$2,089	$846	$2,667
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(60)	(1,519)	(181)	(1,559)
Depreciation of operating lease assets	124	162	258	376
Reversal of provision for doubtful accounts	—	—	(3)	(10)
Changes in operating assets and liabilities:
Accounts receivable	26	19	56	103
Prepaid expenses and other assets	2	2	5	5
Accounts payable, Managing Member	(23)	(11)	(346)	(464)
Accounts payable, other	20	(119)	15	(86)
Unearned operating lease income	(37)	(20)	(49)	(40)
Net cash provided by operating activities	481	603	601	992
Investing activities:
Proceeds from sales of lease assets	257	1,680	703	1,760
Principal payments received on direct financing leases	—	24	—	48
Net cash provided by investing activities	257	1,704	703	1,808
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	738	2,307	1,304	2,800
Cash and cash equivalents at beginning of period	2,207	1,009	1,641	516
Cash and cash equivalents at end of period	$2,945	$3,316	$2,945	$3,316
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$15	$15	$15	$17

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2014, 13,560,188 Units remain issued and outstanding.

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

As of June 30, 2014, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2014 and 2013 and long-lived tangible assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	For The Six Months Ended June 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$1,817	100%	$3,746	98%
Canada	—	0%	63	2%
Total International	—	0%	63	2%
Total	$1,817	100%	$3,809	100%

	As of June 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$4,741	100%	$5,497	100%
Canada	—	0%	24	0%
Total International	—	0%	24	0%
Total	$4,741	100%	$5,521	100%

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$4,231	$(30)	$(258)	$3,943
Assets held for sale or lease, net	1,290	(492)	—	798
Total	$5,521	$(522)	$(258)	$4,741

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impairment losses recorded during the three and six months ended June 30, 2014 and 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $124 thousand and $162 thousand for the respective three months ended June 30, 2014 and 2013, and $258 thousand and $376 thousand for the respective six months ended June 30, 2014 and 2013.

All of the remaining property on lease was acquired during the years 1999 through 2001.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Transportation, rail	$11,353	$—	$2,827	$14,180
Containers	15,874	—	(3,251)	12,623
Other	640	—	—	640
	27,867	—	(424)	27,443
Less accumulated depreciation	(23,636)	(258)	394	(23,500)
Total	$4,231	$(258)	$(30)	$3,943

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at June 30, 2014 and December 31, 2013. There were no operating leases in non-accrual status at June 30, 2014 and December 31, 2013.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $325 thousand and $497 thousand for the respective three months ended June 30, 2014 and 2013, and $684 thousand and $1.0 million for the respective six months ended June 30, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2014 and December 31, 2013, the Company had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At June 30, 2014, the aggregate amount of future lease payments associated with operating leases is as follows (in thousands):

Operating Leases
Six months ending December 31, 2014	$937
Year ending December 31, 2015	1,127
2016	752
2017	462
2018	78
2019	4
Thereafter	2
$3,362

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

During the three and six months ended June 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asset management fees to Managing Member	$23	$29	$43	$61
Cost reimbursements to Managing Member	64	72	127	152
	$87	$101	$170	$213

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

6. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

7. Members’ capital:

As of June 30, 2014 and December 31, 2013, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

There were no distributions declared or paid during the three and six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had net income of $429 thousand and $2.1 million for the three months ended June 30, 2014 and 2013, respectively. The results for the second quarter of 2014 primarily reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 decreased by $1.6 million, or 64%, as compared to the prior year period. The net reduction in total revenues was comprised of decreases in gain on sales of assets and operating lease revenues.

The decrease in gains recognized on sales of assets totaled $1.5 million and was largely a result of decreased volume and change in the mix of assets sold. During the prior year quarter, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction.

The decline in operating lease revenues totaled $159 thousand and was attributable to the decrease in usage-based rental income and the impact of continued run-off and dispositions of lease assets since June 30, 2013.

Expenses

Total expenses for the second quarter of 2014 increased by $41 thousand, or 9%, as compared to the prior year period. The net increase was primarily due to a prior year period credit adjustment relative to vessel maintenance costs and current year period increases in insurance costs, railcar storage fees and railcar maintenance costs offset, in part, by a decline in depreciation expense.

The prior year period credit adjustment to vessel maintenance costs of $28 thousand represents a final reconciliation of costs associated with the termination of the Fund’s marine vessel charter.

Insurance costs increased by $22 thousand as the prior year period amounts reflect a net reduction of $7 thousand as a result of lower renegotiated rates due to the drydock status of the marine vessel. Railcar storage fees increased by $18 thousand largely due to an increase in off-lease railcars; and railcar maintenance costs increased by $16 thousand due to the aging of the Fund’s railcar portfolio and incremental wear and tear.

Partially offsetting the aforementioned increases in expenses was a $38 thousand decrease in depreciation expense as a result of continued run-off and sales of lease assets.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net income of $846 thousand and $2.7 million for the six months ended June 30, 2014 and 2013, respectively. The results for the first half of 2014 primarily reflect decreases in total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 decreased by $2.0 million, or 52%, as compared to the prior year period. The net decline in total revenues was largely due to decreases in gains recognized on sales of assets, operating lease revenues and other revenue.

The decrease in gains recognized on sales of assets totaled $1.4 million and was largely a result of the change in the mix of assets sold. During the prior year period, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction.

The decline in operating lease revenues totaled $506 thousand and was attributable to the decrease in usage-based rental income and the impact of continued run-off and dispositions of lease assets since June 30, 2013; and, other revenue decreased by $108 thousand primarily due to fees realized during the prior year period relative to the termination of a marine vessel lease. There were no such fees realized during the current year period.

Expenses

Total operating expenses for the first half of 2014 decreased by $171 thousand, or 15%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in depreciation expense and vessel maintenance costs partially offset by increases in professional fees and railcar storage fees.

The decrease in depreciation expense totaled $118 thousand and was attributable to continued run-off and sales of lease assets. Vessel maintenance costs decreased by $107 thousand largely due to prior year period costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013.

Partially offsetting the aforementioned decreases in expenses were increases of $33 thousand each in professional fees and railcar storage fees. Professional fees were higher due to an increase in allocated audit fees; and, railcar storage fees increased due to the aging of the Fund’s railcar portfolio and incremental wear and tear.

Capital Resources and Liquidity

At June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $2.9 million and $1.6 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by:
Operating activities	$481	$603	$601	$992
Investing activities	257	1,704	703	1,808
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$738	$2,307	$1,304	$2,800

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $257 thousand and $1.7 million of proceeds from sales of equipment during the respective three months ended June 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $703 thousand and $1.8 million during the six months ended June 30, 2014 and 2013, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and six months ended June 30, 2014 and 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remains hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 13, 2014

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