Form 10-Q
period 2014-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2014-11-13
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,794	$1,641
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2014 and $3 as of December 31, 2013	537	574
Prepaid expenses and other assets	21	19
Investments in equipment and leases, net of accumulated depreciation of $28,878 as of September 30, 2014 and $31,907 as of December 31, 2013	4,655	5,521
Total assets	$9,007	$7,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$17	$369
Other	200	99
Unearned operating lease income	51	74
Total liabilities	268	542
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,739	7,213
Total Members’ capital	8,739	7,213
Total liabilities and Members’ capital	$9,007	$7,755

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing activities:
Operating leases	$1,013	$888	$2,649	$3,030
Gain on sales of assets	54	131	235	1,690
Interest	1	—	1	—
Other revenue	3	67	3	175
Total revenues	1,071	1,086	2,888	4,895
Expenses:
Depreciation of operating lease assets	104	154	362	530
Asset management fees to Managing Member	25	25	68	86
Vessel maintenance	—	—	—	107
Railcar maintenance	90	101	270	288
Cost reimbursements to Managing Member	59	77	186	229
Other management fees	28	22	74	72
Railcar storage fees	13	25	83	62
Professional fees	36	27	150	108
Insurance	5	13	31	12
Provision for (reversal of) credit losses	—	3	(3)	(7)
Taxes on income and franchise fees	—	—	2	26
Postage	—	7	5	13
Printing and photocopying	—	3	11	11
Freight and shipping	7	2	54	14
Other	24	30	69	80
Total expenses	391	489	1,362	1,631
Net income	$680	$597	$1,526	$3,264
Net income:
Managing Member	$—	$—	$—	$—
Other Members	680	597	1,526	3,264
	$680	$597	$1,526	$3,264
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.04	$0.11	$0.24
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	13,560,188	$7,292	$—	$7,292
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	3,311	275	3,586
Balance December 31, 2013	13,560,188	7,213	—	7,213
Net income	—	1,526	—	1,526
Balance September 30, 2014 (Unaudited)	13,560,188	$8,739	$—	$8,739

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$680	$597	$1,526	$3,264
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(54)	(131)	(235)	(1,690)
Depreciation of operating lease assets	104	154	362	530
Provision for (reversal of) credit losses	—	3	(3)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(16)	70	40	173
Prepaid expenses and other assets	(7)	(9)	(2)	(4)
Accounts payable, Managing Member	(6)	12	(352)	(452)
Accounts payable, other	(21)	18	(6)	(68)
Unearned operating lease income	26	24	(23)	(16)
Net cash provided by operating activities	706	738	1,307	1,730
Investing activities:
Proceeds from sales of lease assets	143	384	846	2,144
Principal payments received on direct financing leases	—	—	—	48
Net cash provided by investing activities	143	384	846	2,192
Financing activities:
Net cash provided by financing activities	—	—	—	—

Net increase in cash and cash equivalents	849	1,122	2,153	3,922
Cash and cash equivalents at beginning of period	2,945	3,316	1,641	516
Cash and cash equivalents at end of period	$3,794	$4,438	$3,794	$4,438
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$15	$17
Improvements to equipment on operating leases	$107	$—	$107	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2014, 13,560,188 Units remain issued and outstanding.

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

As of September 30, 2014, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 3. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals and the associated expenses are recorded when earned and/or incurred. From time to time, the Company incurs “drydocking” costs on its vessel. Drydocking costs include labor and material costs related to refurbishing, overhauling and/or replacing engine and other major mechanical components of the vessel, hull maintenance and other repairs that bring the vessel into seaworthy compliance with U.S. marine codes in order to have it certified as available for charter. Such drydocking costs are capitalized and depreciated over the period between scheduled drydockings, which generally occur every 24 to 30 months. The Company’s marine vessel was last placed in drydock for scheduled maintenance during 2011.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2014 and 2013 and long-lived tangible assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	For The Nine Months Ended September 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$2,888	100%	$4,821	98%
Canada	—	0%	74	2%
Total International	—	0%	74	2%
Total	$2,888	100%	$4,895	100%

	As of September 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$4,655	100%	$5,497	100%
Canada	—	0%	24	0%
Total International	—	0%	24	0%
Total	$4,655	100%	$5,521	100%

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$4,231	$(12)	$(362)	$3,857
Assets held for sale or lease, net	1,290	(492)	—	798
Total	$5,521	$(504)	$(362)	$4,655

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2014 and 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $104 thousand and $154 thousand for the respective three months ended September 30, 2014 and 2013, and $362 thousand and $530 thousand for the respective nine months ended September 30, 2014 and 2013.

All of the remaining property on lease was acquired during the years 1999 through 2001.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Transportation, rail	$11,353	$107	$2,828	$14,288
Containers	15,874	—	(3,868)	12,006
Other	640	—	—	640
	27,867	107	(1,040)	26,934
Less accumulated depreciation	(23,636)	(362)	921	(23,077)
Total	$4,231	$(255)	$(119)	$3,857

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both September 30, 2014 and December 31, 2013. There were no operating leases in non-accrual status at September 30, 2014 and December 31, 2013.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $396 thousand and $392 thousand for the respective three months ended September 30, 2014 and 2013, and $1.1 million and $1.4 million for the respective nine months ended September 30, 2014 and 2013.

Direct financing leases:

As of September 30, 2014 and December 31, 2013, the Company had no investment in direct financing leases, as its remaining finance lease matured on July 1, 2013.

At September 30, 2014, the aggregate amount of future lease payments associated with operating leases is as follows (in thousands):

Operating Leases
Three months ending December 31, 2014	$459
Year ending December 31, 2015	1,127
2016	752
2017	432
2018	78
2019	4
Thereafter	2
$2,854

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Containers	20 – 30

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

During the three and nine months ended September 30, 2014 and 2013, AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset management fees to Managing Member	$25	$25	$68	$86
Cost reimbursements to Managing Member	59	77	186	229
	$84	$102	$254	$315

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

6. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remained hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

7. Members’ capital:

As of September 30, 2014 and December 31, 2013, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

There were no distributions declared or paid during the three and nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net income of $680 thousand and $597 thousand for the three months ended September 30, 2014 and 2013, respectively. The results for the third quarter of 2014 primarily reflect decreases in total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 decreased by $15 thousand, or 1%, as compared to the prior year period. The net reduction in total revenues was primarily a result of decreases in gain on sales of assets and other revenue partially offset by an increase in operating lease revenues.

Gains on sales of lease assets decreased by $77 thousand as a result of a reduction in volume and change in the mix of assets sold; and, other revenue declined by $64 thousand as the prior year period amount included a $67 thousand tax refund received from the City of Philadelphia.

The net decrease in operating revenues was partially offset by a $125 thousand increase in operating lease revenues. Operating lease revenues increased primarily due to the 2014 re-leases of equipment previously held in inventory and an increase in receipt of month-to-month rentals which are only recognized as revenue upon receipt. Such increases were partially offset by the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for the third quarter of 2014 decreased by $98 thousand, or 20%, as compared to the prior year period. The net decrease was primarily due to reductions in depreciation expense, cost reimbursements to AFS, railcar storage fees and railcar maintenance costs.

Depreciation expense decreased by $50 thousand as a result of continued run-off and sales of lease assets. Cost reimbursements to AFS declined by $18 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation.

In addition, railcar storage fees decreased by $12 thousand primarily due to the re-lease of 120 railcars previously held in inventory; and, railcar maintenance costs decreased by $11 thousand largely as a result of the continued decline in the number of railcars owned by the Company.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net income of $1.5 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively. The results for the first nine months of 2014 primarily reflect decreases in total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 decreased by $2.0 million, or 41%, as compared to the prior year period. The net decline in total revenues was largely due to decreases in gains recognized on sales of assets, operating lease revenues and other revenue.

The decrease in gains recognized on sales of assets totaled $1.5 million and was largely a result of the change in the mix of assets sold. During the prior year period, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction.

The decline in operating lease revenues totaled $381 thousand and was attributable to the decrease in usage-based rental income and the impact of continued run-off and dispositions of lease assets since September 30, 2013. Other revenue decreased by $172 thousand primarily due to prior year period fees collected relative to the termination of the marine vessel lease and a tax refund received from the City of Philadelphia. There were no such fees realized or tax refunds received during the current year period.

Expenses

Total operating expenses for the first nine months of 2014 decreased by $269 thousand, or 16%, as compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, vessel maintenance costs and cost reimbursements to AFS offset, in part, by increases in professional fees, and freight and shipping costs.

The decrease in depreciation expense totaled $168 thousand and was attributable to continued run-off and sales of lease assets. Vessel maintenance costs decreased by $107 thousand largely due to prior year period costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013.

In addition, cost reimbursements to AFS decreased by $43 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations.

Partially offsetting the aforementioned decreases in expenses were increases of $42 thousand in professional fees and $40 thousand in freight and shipping costs. Professional fees were higher due to an increase in allocated audit fees; and, freight and shipping costs increased largely due to costs related to moving railcars to, and from, inventory.

Capital Resources and Liquidity

At September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $3.8 million and $1.6 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by:
Operating activities	$706	$738	$1,307	$1,730
Investing activities	143	384	846	2,192
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$849	$1,122	$2,153	$3,922

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $143 thousand and $384 thousand of proceeds from sales of equipment during the respective three months ended September 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $846 thousand and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and nine months ended September 30, 2014 and 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. The decision of the Court was rendered at the end of June 2013 and the court found in favor of the defendants. The Company filed an appeal of the court’s decision and remained hopeful for a recovery of all or portion of its asserted claims. As a result of the ruling, the defendants filed a claim for legal fees and costs, however, this was denied. Oral arguments for the appeal of the case in substance were heard June 2, 2014, and on June 6, 2014, the Fifth Circuit Appellate Court rendered its decision denying the appeal.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: November 13, 2014

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