Form 10-K
period 2014-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2015-03-30
CIK 1069152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 13,560,188.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2014, 13,560,188 Units remain issued and outstanding.

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

Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (see Note 5 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

As of December 31, 2014, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2014, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.6 million.

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

During 2014 and 2013, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2014	2013
Exsif Worldwide Inc.	Transportation, other	33%	45%
Interstate Commodities, Inc.	Transportation, rail	16%	*
*	Less than 10%

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

Equipment Leasing Activities — The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2014 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$57,644	23.18%
Manufacturing	47,781	19.22%
Transportation, other	47,614	19.15%
Aircraft/aviation	38,535	15.50%
Point of sale/office automation	12,162	4.89%
Photo processing equipment	10,782	4.34%
Storage tanks	7,774	3.13%
Materials handling	7,019	2.82%
Marine vessel	4,793	1.93%
Gas compressors	2,522	1.01%
Other	12,021	4.83%
	$248,647	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,461	24.31%
Transportation, air	38,535	15.50%
Manufacturing, other	35,204	14.16%
Transportation, other	28,378	11.41%
Transportation, containers	21,229	8.54%
Manufacturing, electronics	20,901	8.41%
Retail	18,056	7.26%
Natural gas	13,848	5.57%
Other	12,035	4.84%
	$248,647	100.00%

Through December 31, 2014, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$47,155	$19,970	$48,560
Transportation, rail	44,471	33,531	23,130
Aircraft/aviation	38,535	8,667	16,856
Transportation, other	35,352	11,385	33,834
Point of sale/office automation	12,162	2,393	13,086
Photo processing equipment	10,782	6,555	9,618
Storage tanks	8,432	7,477	3,135
Materials handling	7,019	2,017	6,776
Gas compressors	2,522	506	2,794
Other	12,007	3,734	14,613
	$218,437	$96,235	$172,402

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 3,309 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2014. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2014, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $0.80 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions to Other Members were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in December 2014 and 2013. The annualized rate for distributions from each of 2014 and 2013 operations was $0.25 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2014	2013
Net income per Unit, based on weighted average Units outstanding	$0.14	$0.24
Return of investment	0.11	0.01
Distributions declared per Unit, based on weighted average Other
Member Units outstanding	0.25	0.25
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.25	$0.25
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2014, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2014	2013
Transportation, rail	45%	41%
Transportation, containers	35%	57%

As previously indicated, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, during 2014 and 2013 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2014	2013
Exsif Worldwide Inc.	Transportation, other	33%	45%
Interstate Commodities, Inc.	Transportation, rail	16%	*
*	Less than 10%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s remaining equipment on lease was acquired in the years 1999 through 2001. The utilization percentage of existing assets under lease was 94% and 85% as of December 31, 2014 and 2013, respectively. The increase in utilization percentage was a result of the transfer of certain lease equipment from inventory to revenue producing leases.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ended December 31, 2014, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 5 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2014 versus 2013

The Company had net income of $2.2 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. The results for 2014 primarily reflect decreases in total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2014 decreased by $1.8 million, or 31%, as compared to prior year. The net decline in total revenues was largely due to decreases in gains recognized on sales of assets, operating lease revenues and other revenue.

The decrease in gains recognized on sales of assets totaled $1.3 million and was largely a result of the change in the mix of assets sold. During the prior year, the Fund sold a group of railcars which were in high demand resulting in a significant gain on the transaction.

The decline in operating lease revenues totaled $265 thousand and was attributable to the decrease in usage-based rental income and the impact of continued run-off and dispositions of lease assets since December 31, 2013. Other revenue decreased by $212 thousand primarily due to prior year fees collected relative to the termination of the marine vessel lease and tax refunds received from the City of Philadelphia, and the states of California and Michigan. There were no such fees realized or tax refunds received during the current year.

Expenses

Total expenses for 2014 decreased by $348 thousand, or 16%, as compared to prior year. The net decrease in total expenses was primarily due to declines in depreciation expense, vessel maintenance costs and cost reimbursements to AFS offset, in part, by an increase in freight and shipping costs.

The decrease in depreciation expense totaled $221 thousand and was attributable to continued run-off and sales of lease assets. Vessel maintenance costs decreased by $107 thousand largely due to prior year costs of relocating the Fund’s marine vessel to a storage facility at the end of its charter in December 2012. There have been no maintenance costs relative to the Fund’s vessel since the first quarter of 2013.

In addition, cost reimbursements to AFS decreased by $40 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations.

Partially offsetting the aforementioned decreases in expenses was a $38 thousand increase in freight and shipping costs, which increased largely due to costs related to moving railcars to, and from, inventory.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $928 thousand and $1.6 million, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$1,836	$2,272
Investing activities	1,116	2,518
Financing activities	(3,665)	(3,665)
Net (decrease) increase in cash and cash equivalents	$(713)	$1,125

2014 versus 2013

During 2014 and 2013, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $1.1 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively.

During each of 2014 and 2013, cash was primarily used to pay $3.7 million of distributions to both the Other Members and the Managing Member. Cash was also used to pay invoices related to management fees and expenses during both years. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. See Item 5 and Note 8 to the financial statements, Members’ capital, as set forth in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Gain Contingency

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. A decision was rendered in favor of the defendants at the end of June 2013, after which the Company filed an appeal. During the same time frame, the defendants filed a claim for legal fees and costs which was denied. On June 6, 2014, the Company’s appeal was also denied by the Fifth Circuit Appellate Court. As such, there is currently no gain or loss contingency.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Item 8. FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 12 through 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 27, 2015

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2014 and 2013

(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$928	$1,641
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2014 and $3 as of December 31, 2013	558	574
Prepaid expenses and other assets	21	19
Investments in equipment and leases, net of accumulated depreciation of $28,229 as of December 31, 2014 and $31,907 as of December 31, 2013	4,500	5,521
Total assets	$6,007	$7,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$150	$369
Other	105	99
Unearned operating lease income	48	74
Total liabilities	303	542
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,704	7,213
Total Members’ capital	5,704	7,213
Total liabilities and Members’ capital	$6,007	$7,755

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2014 and 2013

(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing activities:
Operating leases	$3,571	$3,836
Direct financing leases	15	—
Gain on sales of assets	440	1,756
Interest	1	1
Other revenue	4	216
Total revenues	4,031	5,809
Expenses:
Depreciation of operating lease assets	455	676
Asset management fees to Managing Member	206	212
Vessel maintenance	—	107
Railcar maintenance	370	382
Cost reimbursements to Managing Member	255	295
Other management fees	101	93
Railcar storage fees	95	102
Professional fees	179	154
Insurance	42	23
Reversal of provision for credit losses	(3)	(7)
Taxes on income and franchise fees	3	26
Postage	8	17
Printing and photocopying	17	17
Freight and shipping	55	17
Other	92	109
Total expenses	1,875	2,223
Net income	$2,156	$3,586
Net income:
Managing Member	$275	$275
Other Members	1,881	3,311
	$2,156	$3,586
Net income per Limited Liability Company Unit (Other Members)	$0.14	$0.24
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014 and 2013

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	13,560,188	$7,292	$—	$7,292
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	3,311	275	3,586
Balance December 31, 2013	13,560,188	7,213	—	7,213
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	1,881	275	2,156
Balance December 31, 2014	13,560,188	$5,704	$—	$5,704

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2014 and 2013

(In Thousands)

	2014	2013
Operating activities:
Net income	$2,156	$3,586
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(440)	(1,756)
Depreciation of operating lease assets	455	676
Reversal of provision for credit losses	(3)	(7)
Changes in operating assets and liabilities:
Accounts receivable	19	269
Prepaid expenses and other assets	(2)	—
Accounts payable, Managing Member	(219)	(411)
Accounts payable, other	(104)	(73)
Unearned operating lease income	(26)	(12)
Net cash provided by operating activities	1,836	2,272
Investing activities:
Proceeds from sales of lease assets	1,114	2,470
Principal payments received on direct financing leases	2	48
Net cash provided by investing activities	1,116	2,518
Financing activities:
Distributions to Other Members	(3,390)	(3,390)
Distributions to Managing Member	(275)	(275)
Net cash used in financing activities	(3,665)	(3,665)
Net (decrease) increase in cash and cash equivalents	(713)	1,125
Cash and cash equivalents at beginning of year	1,641	516
Cash and cash equivalents at end of year	$928	$1,641
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$15	$17
Improvements to equipment on operating leases	$110	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2014, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2014, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic region in which the Company sought leasing opportunities was North America. The tables below summarize geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2014 and 2013 and long-lived tangible assets as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	For The Year Ended December 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$4,031	100%	$5,735	99%
Canada	—	0%	74	1%
Total International	—	0%	74	1%
Total	$4,031	100%	$5,809	100%

	As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$4,500	100%	$5,497	100%
Canada	—	0%	24	0%
Total International	—	0%	24	0%
Total	$4,500	100%	$5,521	100%

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes were approximately $3 thousand and $26 thousand, respectively.

The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$5,704	$7,213
Tax basis of net assets (unaudited)	8,433	8,900
Difference	$(2,729)	$(1,687)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$2,156	$3,586
Tax adjustments (unaudited):
Adjustment to depreciation expense	395	542
Provision for losses and doubtful accounts	(3)	(7)
Adjustments to revenues/other expenses	(24)	37
Adjustments to gain on sales of assets	673	656
Income per federal tax return (unaudited)	$3,197	$4,814

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases are subject to AFS’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2014 and 2013, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2014	2013
Transportation, rail	45%	41%
Transportation, containers	35%	57%

During 2014 and 2013, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2014	2013
Exsif Worldwide Inc.	Transportation, other	33%	45%
Interstate Commodities, Inc.	Transportation, rail	16%	*
*	Less than 10%

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$4,231	$(79)	$(455)	$3,697
Net investment in direct financing leases	—	20	(2)	18
Assets held for sale or lease, net	1,290	(505)	—	785
Total	$5,521	$(564)	$(457)	$4,500

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during 2014 and 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $455 thousand and $676 thousand for the respective years ended December 31, 2014 and 2013.

All of the remaining property on lease was acquired during the years 1999 through 2001.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Transportation, rail	$11,353	$110	$2,800	$14,263
Containers	15,874	—	(4,271)	11,603
Other	640	—	(290)	350
	27,867	110	(1,761)	26,216
Less accumulated depreciation	(23,636)	(455)	1,572	(22,519)
Total	$4,231	$(345)	$(189)	$3,697

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both December 31, 2014 and 2013.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $1.5 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had no operating leases in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Direct financing leases:

During December 2014, aviation equipment formerly leased under an operating lease contract was re-leased as a direct financing lease. Such equipment comprised the Fund’s total investment in direct financing leases as of December 31, 2014. There was no investment in direct financing leases as of December 31, 2013. The components of the Company’s investment in direct financing leases as of December 31, 2014 are as follows (in thousands):

2014
Total minimum lease payments receivable	$28
Estimated residual values of leased equipment (unguaranteed)	10
Investment in direct financing leases	38
Less unearned income	(20)
Net investment in direct financing leases	$18

At December 31, 2014, the aggregate amount of future minimum lease payments receivable is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$1,143	$22	$1,165
2016	767	6	773
2017	432	—	432
2018	78	—	78
2019	4	—	4
Thereafter	2	—	2
	$2,426	$28	$2,454

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Containers	20 – 30
Aviation	15 – 20

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions: - (continued)

AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Asset management fees to Managing Member	$206	$212
Cost reimbursements to Managing Member	255	295
	$461	$507

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ended December 31, 2014, the amount of reimbursable expense billed to the fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

7. Gain contingencies:

ATEL filed a claim on behalf of the Company and certain affiliated entities in Federal court in New Orleans for the under-reporting of revenue by a fleet manager of three marine vessels, seeking to recover an approximate amount of 10% of gross proceeds, which in the aggregate for all affiliated entities represents $2.8 million for the years 2005 – 2007 (of which the Company’s portion is an approximate $350 thousand). The annual allocable portion of the claim is not considered material to the Company in any given year. The trial was concluded during the first week of August 2012. In October 2012, the matter was remitted to the Federal Judge to render a decision on both the law and the facts. A decision was rendered in favor of the defendants at the end of June 2013, after which the Company filed an appeal. During the same time frame, the defendants filed a claim for legal fees and costs which was denied. On June 6, 2014, the Company’s appeal was also denied by the Fifth Circuit Appellate Court. As such, there is currently no gain or loss contingency.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ capital:

As of December 31, 2014 and 2013, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2014	2013
Distributions declared	$3,390	$3,390
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$0.25	$0.25

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2014 and 2013. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2014 and 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamercia Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 25 Units ($250) (owned by wife)	0.0002%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 5 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, the Company incurred audit fees with its principal auditors totaling $67 thousand and $39 thousand, respectively.

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.