Form 10-Q
period 2015-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2015-05-15
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,159	$928
Accounts receivable, net	495	558
Prepaid expenses and other assets	17	21
Investments in equipment and leases, net of accumulated depreciation of $26,590 as of March 31, 2015 and $28,229 as of December 31, 2014	4,200	4,500
Total assets	$6,871	$6,007
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$81	$150
Other	84	105
Unearned operating lease income	60	48
Total liabilities	225	303
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,646	5,704
Total Members’ capital	6,646	5,704
Total liabilities and Members’ capital	$6,871	$6,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing activities:
Operating leases	$928	$781
Direct financing leases	5	—
Gain on sales of assets	435	121
Total revenues	1,368	902
Expenses:
Depreciation of operating lease assets	89	134
Asset management fees to Managing Member	38	20
Railcar maintenance	48	59
Cost reimbursements to Managing Member	80	63
Other management fees	26	21
Railcar storage fees	18	35
Professional fees	81	78
Insurance	9	11
Reversal of provision for credit losses	—	(3)
Taxes on income and franchise fees	—	1
Postage	3	3
Printing and photocopying	3	4
Freight and shipping	4	39
Other	27	20
Total expenses	426	485
Net income	$942	$417
Net income:
Managing Member	$—	$—
Other Members	942	417
	$942	$417
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.03
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	13,560,188	$7,213	$—	$7,213
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	1,881	275	2,156
Balance December 31, 2014	13,560,188	5,704	—	5,704
Net income	—	942	—	942
Balance March 31, 2015 (Unaudited)	13,560,188	$6,646	$—	$6,646

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$942	$417
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(435)	(121)
Depreciation of operating lease assets	89	134
Reversal of provision for credit losses	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	63	30
Prepaid expenses and other assets	4	3
Accounts payable, Managing Member	(69)	(323)
Accounts payable, other	(21)	(5)
Unearned operating lease income	12	(12)
Net cash provided by operating activities	585	120
Investing activities:
Proceeds from sales of lease assets	646	446
Net cash provided by investing activities	646	446
Financing activities:
Net cash provided by financing activities	—	—
Net increase in cash and cash equivalents	1,231	566
Cash and cash equivalents at beginning of period	928	1,641
Cash and cash equivalents at end of period	$2,159	$2,207
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$2	$15

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2015, 13,560,188 Units remain issued and outstanding.

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

As of March 31, 2015, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2015 and 2014, and as of March 31, 2015 and December 31, 2014, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$3,697	$(190)	$(89)	$3,418
Net investment in direct financing leases	18	—	(1)	17
Assets held for sale or lease, net	785	(20)	—	765
Total	$4,500	$(210)	$(90)	$4,200

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2015 and 2014.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $89 thousand and $134 thousand for the respective three months ended March 31, 2015 and 2014.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Transportation, rail	$14,263	$—	$(289)	$13,974
Containers	11,603	—	(1,169)	10,434
Other	350	—	(350)	—
	26,216	—	(1,808)	24,408
Less accumulated depreciation	(22,519)	(89)	1,618	(20,990)
Total	$3,697	$(89)	$(190)	$3,418

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both March 31, 2015 and December 31, 2014. There were no operating leases in non-accrual status at March 31, 2015 and December 31, 2014.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $358 thousand and $359 thousand for the respective three months ended March 31, 2015 and 2014.

Direct financing leases:

During December 2014, aviation equipment formerly leased under an operating lease contract was re-leased as a direct financing lease. Such equipment comprised the Fund’s total investment in direct financing leases as of March 31, 2015 and December 31, 2014. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$22	$28
Estimated residual values of leased equipment (unguaranteed)	10	10
Investment in direct financing leases	32	38
Less unearned income	(15)	(20)
Net investment in direct financing leases	$17	$18

There was no investment in direct financing lease assets in non-accrual status at March 31, 2015 and December 31, 2014.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

At March 31, 2015, the aggregate amount of future lease payments associated with operating leases is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2015	$866	$16	$882
Year ending December 31, 2016	1,002	6	1,008
2017	667	—	667
2018	314	—	314
2019	239	—	239
Thereafter	2	—	2
	$3,090	$22	$3,112

As indicated in Note 1, the Company is scheduled to terminate no later than December 31, 2019. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

During the three months ended March 31, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Asset management fees to Managing Member	$38	$20
Cost reimbursements to Managing Member	80	63
	$118	$83

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2015, it is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

6. Members’ capital:

As of March 31, 2015 and December 31, 2014, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Members’ capital: - (continued)

required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS.

There were no distributions declared or paid during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net income of $942 thousand and $417 thousand for the three months ended March 31, 2015 and 2014, respectively. The results for the first quarter of 2015 primarily reflect an increase in total revenues coupled with a reduction in total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 increased by $466 thousand, or 52%, as compared to the prior year period. The net increase in total revenues was primarily a result of an increase in gain on sales of assets and an increase in operating lease revenues.

Gains on sales of assets increased by $314 thousand primarily as a result of a change in the mix of assets sold. Operating revenues increased by $147 thousand primarily due to incremental revenues from certain off-lease equipment that were re-leased subsequent to March 31, 2014 partially offset by the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for the first quarter of 2015 decreased by $59 thousand, or 12%, as compared to the prior year period. The net decrease was primarily due to reductions in depreciation expense, freight and shipping, and railcar storage fees partially offset by higher asset management fees and cost reimbursements to AFS.

Depreciation expense decreased by $45 thousand primarily due to continued run-off and sales of lease assets. Freight and shipping costs declined by $35 thousand as the prior year period amount included shipping costs to move re-leased railcars from inventory; and, railcar storage fees decreased by $17 thousand largely due to the reduction in off-lease railcars since March 31, 2014.

Partially offsetting the aforementioned decreases in expenses were increases in asset management fees and costs reimbursed to AFS totaling $18 thousand and $17 thousand, respectively. The increase in asset management fees paid to AFS was attributable to increased rents related to managed assets; while the increase in costs reimbursed to AFS was largely due to an increase in allocated payroll and overhead costs.

Capital Resources and Liquidity

At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.2 million and $928 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by:
Operating activities	$585	$120
Investing activities	646	446
Financing activities	—	—
Net increase in cash and cash equivalents	$1,231	$566

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $646 thousand and $446 thousand of proceeds from sales of equipment during the respective three months ended March 31, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three months ended March 31, 2015 and 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: May 14, 2015

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