Form 10-Q
period 2015-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2015-08-14
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,821	$928
Accounts receivable, net	400	558
Prepaid expenses and other assets	15	21
Investments in equipment and leases, net of accumulated depreciation of $26,016 as of June 30, 2015 and $28,229 as of December 31, 2014	4,029	4,500
Total assets	$7,265	$6,007
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$81	$150
Other	73	105
Unearned operating lease income	66	48
Total liabilities	220	303
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,045	5,704
Total Members’ capital	7,045	5,704
Total liabilities and Members’ capital	$7,265	$6,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing activities:
Operating leases	$777	$855	$1,705	$1,636
Direct financing leases	4	—	9	—
Gain on sales of assets	38	60	473	181
Total revenues	819	915	2,187	1,817
Expenses:
Depreciation of operating lease assets	79	124	168	258
Asset management fees to Managing Member	33	23	71	43
Railcar maintenance	84	121	132	180
Cost reimbursements to Managing Member	92	64	172	127
Other management fees	27	25	53	46
Railcar storage fees	15	35	33	70
Professional fees	36	36	117	114
Insurance	10	15	19	26
Reversal of provision for credit losses	—	—	—	(3)
Taxes on income and franchise fees	—	1	—	2
Postage	2	2	5	5
Printing and photocopying	5	7	8	11
Freight and shipping	9	8	13	47
Other	28	25	55	45
Total expenses	420	486	846	971
Net income	$399	$429	$1,341	$846
Net income:
Managing Member	$—	$—	$—	$—
Other Members	399	429	1,341	846
	$399	$429	$1,341	$846
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.03	$0.10	$0.06
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2013	13,560,188	$7,213	$—	$7,213
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	1,881	275	2,156
Balance December 31, 2014	13,560,188	5,704	—	5,704
Net income	—	1,341	—	1,341
Balance June 30, 2015 (Unaudited)	13,560,188	$7,045	$—	$7,045

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income	$399	$429	$1,341	$846
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(38)	(60)	(473)	(181)
Depreciation of operating lease assets	79	124	168	258
Reversal of provision for credit losses	—	—	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	95	26	158	56
Prepaid expenses and other assets	2	2	6	5
Accounts payable, Managing Member	—	(23)	(69)	(346)
Accounts payable, other	(11)	20	(32)	15
Unearned operating lease income	6	(37)	18	(49)
Net cash provided by operating activities	532	481	1,117	601
Investing activities:
Proceeds from sales of lease assets	130	257	776	703
Net cash provided by investing activities	130	257	776	703
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	662	738	1,893	1,304
Cash and cash equivalents at beginning of period	2,159	2,207	928	1,641
Cash and cash equivalents at end of period	$2,821	$2,945	$2,821	$2,945
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$5	$15	$7	$15

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units, at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2015, 13,560,188 Units remain issued and outstanding.

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

As of June 30, 2015, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2015 and 2014, and as of June 30, 2015 and December 31, 2014, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$3,697	$(284)	$(168)	$3,245
Net investment in direct financing leases	18	—	(2)	16
Assets held for sale or lease, net	785	(17)	—	768
Total	$4,500	$(301)	$(170)	$4,029

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2015 and 2014.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $79 thousand and $124 thousand for the respective three months ended June 30, 2015 and 2014, and $168 thousand and $258 thousand for the respective six months ended June 30, 2015 and 2014.

All of the remaining property on lease was acquired during the years 1999 through 2001.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Transportation, rail	$14,263	$—	$(310)	$13,953
Containers	11,603	—	(1,913)	9,690
Other	350	—	(350)	—
	26,216	—	(2,573)	23,643
Less accumulated depreciation	(22,519)	(168)	2,289	(20,398)
Total	$3,697	$(168)	$(284)	$3,245

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both June 30, 2015 and December 31, 2014. There were no operating leases in non-accrual status at June 30, 2015 and December 31, 2014.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $300 thousand and $325 thousand for the respective three months ended June 30, 2015 and 2014, and $658 thousand and $684 thousand for the respective six months ended June 30, 2015 and 2014.

Direct financing leases:

During December 2014, aviation equipment formerly leased under an operating lease contract was re-leased as a direct financing lease. Such equipment comprised the Fund’s total investment in direct financing leases as of June 30, 2015 and December 31, 2014. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$17	$28
Estimated residual values of leased equipment (unguaranteed)	10	10
Investment in direct financing leases	27	38
Less unearned income	(11)	(20)
Net investment in direct financing leases	$16	$18

There was no investment in direct financing lease assets in non-accrual status at June 30, 2015 and December 31, 2014.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Investment in equipment and leases, net: - (continued)

At June 30, 2015, the aggregate amount of future lease payments associated with operating leases is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2015	$636	$11	$647
Year ending December 31, 2016	1,074	6	1,080
2017	672	—	672
2018	318	—	318
2019	244	—	244
Thereafter	3	—	3
	$2,947	$17	$2,964

As indicated in Note 1, the Company is scheduled to terminate no later than December 31, 2019. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Related party transactions: - (continued)

During the three and six months ended June 30, 2015 and 2014, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset management fees to Managing Member	$33	$23	$71	$43
Cost reimbursements to Managing Member	92	64	172	127
	$125	$87	$243	$170

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

6. Members’ capital:

As of June 30, 2015 and December 31, 2014, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

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

There were no distributions declared or paid during the three and six months ended June 30, 2015 and 2014.

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

As of June 30, 2015, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net income of $399 thousand and $429 thousand for the three months ended June 30, 2015 and 2014, respectively. The results for the second quarter of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 decreased by $96 thousand, or 10%, as compared to the prior year period. The net decrease in total revenues was primarily a result of decreases in operating lease revenues and gain on sales of assets when compared to the prior year period.

Operating lease revenues decreased by $78 thousand due to continued run-off and disposition of lease assets; and, gains on sales of assets decreased by $22 thousand primarily as a result of lower volume and a change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2015 decreased by $66 thousand, or 14%, as compared to the prior year period. The net decrease was primarily due to reductions in depreciation expense, railcar maintenance costs and railcar storage fees partially offset by increases in cost reimbursements to AFS and in asset management fees.

Depreciation expense decreased by $45 thousand primarily due to continued run-off and sales of lease assets. Likewise, railcar maintenance costs declined by $37 thousand as a result of continued sales and dispositions of railcars. Further, railcar storage fees decreased by $20 thousand due to the reduction in off-lease railcars since June 30, 2014.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to AFS and asset management fees totaling $28 thousand and $10 thousand, respectively. The increase in costs reimbursed to AFS was largely due to an allocation of investor servicing costs; while the increase in asset management fees paid to AFS was attributable to increased rents and re-leasing fees associated with certain managed assets leased to new lessees.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net income of $1.3 million and $846 thousand for the six months ended June 30, 2015 and 2014, respectively. The results for the first half of 2015 reflect an increase in total revenues and a reduction in total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 increased by $370 thousand, or 20%, when compared to the prior year period. The increase in total revenues was largely due to increases in gain on sales of assets and operating lease revenues.

The increase in gains recognized on sales of assets totaled $292 thousand and was largely a result of a change in the mix of assets sold. The increase in operating lease revenues totaled $69 thousand and was primarily due to incremental revenues from certain off-lease equipment that was re-leased during the second quarter of 2014 partially offset by the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for the first half of 2015 decreased by $125 thousand, or 13%, when compared to the prior year period. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, railcar maintenance costs, railcar storage fees and freight and shipping costs offset, in part, by increases in cost reimbursements to AFS and in asset management fees.

Depreciation expense decreased by $90 thousand primarily due to continued run-off and sales of lease assets. Similarly, railcar maintenance costs declined by $48 thousand due to continued sales and dispositions of railcars. In addition, railcar storage fees decreased by $37 thousand due to the reduction in off-lease railcars since June 30, 2014; and, freight and shipping costs declined by $34 thousand as the prior year period amount included shipping costs to move re-leased railcars from inventory.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to AFS and asset management fees totaling $45 thousand and $28 thousand, respectively. The increase in costs reimbursed to AFS was largely due to an allocation of investor servicing costs; while the increase in asset management fees paid to AFS was attributable to increased rents and re-leasing fees associated with certain managed assets leased to new lessees.

Capital Resources and Liquidity

At June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.8 million and $928 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by:
Operating activities	$532	$481	$1,117	$601
Investing activities	130	257	776	703
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$662	$738	$1,893	$1,304

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $130 thousand and $257 thousand of proceeds from sales of equipment during the respective three months ended June 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary source of liquidity had been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $776 thousand and $703 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and six months ended June 30, 2015 and 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 13, 2015

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