Form 10-K
period 2015-12-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2016-03-30
CIK 1069152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 13,560,188.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2015, 13,560,188 Units remain issued and outstanding.

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

As of December 31, 2015, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be concurrently entered into at the time of the purchase. From inception through December 31, 2015, the Company had purchased and/or capitalized improvements pursuant to lease assets totaling $248.8 million.

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

During 2015 and 2014, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2015	2014
Exsif Worldwide Inc.	Transportation, other	26%	33%
Interstate Commodities, Inc.	Transportation, rail	20%	16%

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

Equipment Leasing Activities — The Company had acquired a diversified portfolio of equipment. The equipment had been leased to lessees in various industries. The following tables set forth the types of equipment acquired and/or improved by the Company through December 31, 2015 and the industries to which the assets were leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$57,787	23.23%
Manufacturing	47,781	19.21%
Transportation, other	47,614	19.14%
Aircraft/aviation	38,535	15.49%
Point of sale/office automation	12,162	4.89%
Photo processing equipment	10,782	4.33%
Storage tanks	7,774	3.12%
Materials handling	7,019	2.82%
Marine vessel	4,793	1.93%
Gas compressors	2,522	1.01%
Other	12,021	4.83%
	$248,790	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$60,604	24.35%
Transportation, air	38,535	15.49%
Manufacturing, other	35,204	14.15%
Transportation, other	28,378	11.41%
Transportation, containers	21,229	8.53%
Manufacturing, electronics	20,901	8.40%
Retail	18,056	7.26%
Natural gas	13,848	5.57%
Other	12,035	4.84%
	$248,790	100.00%

Through December 31, 2015, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$47,155	$19,970	$48,560
Transportation, rail	45,503	34,358	25,084
Aircraft/aviation	38,535	8,667	16,856
Transportation, other	35,352	11,385	33,834
Point of sale/office automation	12,162	2,393	13,086
Storage tanks	11,067	7,936	7,421
Photo processing equipment	10,782	6,555	9,618
Materials handling	7,019	2,017	6,776
Gas compressors	2,522	506	2,794
Other	12,007	3,734	14,613
	$222,104	$97,521	$178,642

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

For further information regarding the Company’s equipment lease portfolio as of December 31, 2015, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 3,301 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2015. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2015, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $0.80 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

The monthly distributions to Other Members were discontinued in 2007 as the Company entered its liquidation phase. Periodic distributions were paid in December 2015 and 2014. The annualized rates for distributions from 2015 and 2014 operations were $0.30 and $0.25 per Unit, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

The following table presents summarized per Unit information regarding distributions to Other Members:

	2015	2014
Net income per Unit, based on weighted average Units outstanding	$0.18	$0.14
Return of investment	0.12	0.11
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.30	0.25
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.30	$0.25
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2015, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2015	2014
Transportation, rail	58%	45%
Transportation, containers	38%	35%

As previously indicated, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, during 2015 and 2014 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2015	2014
Exsif Worldwide Inc.	Transportation, other	26%	33%
Interstate Commodities, Inc.	Transportation, rail	20%	16%

These percentages are not expected to be comparable in future periods due to the expiration of lessee contracts during the Fund’s liquidation period.

It has been the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions were acquired subject to binding lease commitments, so equipment utilization remained high throughout the reinvestment stage. Initial lease terms of these leases were generally from 24 to 120 months, and as they expired, the Company attempted to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s remaining equipment on lease, including capitalized improvements, were acquired in the years 1999 through 2015. The utilization percentage of existing assets under lease was 97% and 94% as of December 31, 2015 and 2014, respectively. The increase in utilization percentage was a result of the transfer of certain lease equipment from inventory to revenue producing leases.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. For the year ended December 31, 2015, the amount of reimbursable expenses billed to the Fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated (see Note 5 to the financial statements, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

2015 versus 2014

The Company had net income of $2.8 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively. The results for 2015 primarily reflect an increase in total revenues and a decrease in total expenses when compared to prior year.

Revenues

Total revenues for 2015 increased by $503 thousand, or 12%, as compared to prior year. The net increase in total revenues was largely due to increases in gains recognized on sales of assets and in operating lease revenues.

The increase in gains recognized on sales of assets totaled $449 thousand and was largely a result of the change in the mix of assets sold. Operating lease revenues increased by $56 thousand primarily due to incremental revenues from certain off-lease equipment that were re-leased during the second quarter of 2014 partially offset by the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for 2015 decreased by $149 thousand, or 8%, as compared to prior year. The net decrease in total operating expenses was primarily due to reductions in depreciation expense, railcar maintenance costs, railcar storage fees, and freight and shipping costs partially offset by an increase in cost reimbursements paid to AFS.

The decrease in depreciation expense totaled $138 thousand and was attributable to continued run-off and sales of lease assets. Similarly, railcar maintenance costs declined by $38 thousand due, in part, to continued sales and dispositions of the Fund’s railcars. Moreover, railcar storage fees decreased by $33 thousand primarily due to the reduction in off-lease railcars since December 31, 2014; and, freight and shipping costs declined by $31 thousand as the prior year period amount included shipping costs to move re-leased railcars from inventory.

Partially offsetting the aforementioned decreases in expenses was a $53 thousand increase in costs reimbursed to AFS. The higher amounts of costs reimbursed to AFS was largely due to an increase in allocated investor servicing costs.

Capital Resources and Liquidity

At December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $11 thousand and $928 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$2,443	$1,836
Investing activities	1,038	1,116
Financing activities	(4,398)	(3,665)
Net decrease in cash and cash equivalents	$(917)	$(713)

2015 versus 2014

During 2015 and 2014, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Company realized proceeds from sales or dispositions of equipment totaling $1.3 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively.

During the same respective years, cash was primarily used to pay $4.4 million and $3.7 million of distributions to both the Other Members and the Managing Member, respectively. Cash was also used to pay invoices related to management fees and expenses during both years. As the Fund is in its liquidation phase, any future financing activity is anticipated to only include distributions to Members.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of January 1999. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. See Item 5 and Note 7 to the financial statements, Members’ capital, as set forth in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund VIII, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund VIII, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund VIII, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 29, 2016

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$11	$928
Accounts receivable, net	476	558
Prepaid expenses and other assets	31	21
Investments in equipment and leases, net of accumulated depreciation of $25,276 as of December 31, 2015 and $28,229 as of December 31, 2014	3,924	4,500
Total assets	$4,442	$6,007
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$125	$150
Other	135	105
Unearned operating lease income	68	48
Total liabilities	328	303
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,114	5,704
Total Members’ capital	4,114	5,704
Total liabilities and Members’ capital	$4,442	$6,007

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014

(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing activities:
Operating leases	$3,627	$3,571
Direct financing leases	16	15
Gain on sales of assets	889	440
Interest	—	1
Other revenue	2	4
Total revenues	4,534	4,031
Expenses:
Depreciation of operating lease assets	317	455
Asset management fees to Managing Member	222	206
Railcar maintenance	332	370
Cost reimbursements to Managing Member	308	255
Other management fees	95	101
Railcar storage fees	62	95
Professional fees	185	179
Insurance	38	42
Reversal of provision for credit losses	—	(3)
Taxes on income and franchise fees	—	3
Postage	11	8
Printing and photocopying	24	17
Freight and shipping	24	55
Other	108	92
Total expenses	1,726	1,875
Net income	$2,808	$2,156
Net income:
Managing Member	$330	$275
Other Members	2,478	1,881
	$2,808	$2,156
Net income per Limited Liability Company Unit (Other Members)	$0.18	$0.14
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2013	13,560,188	$7,213	$—	$7,213
Distributions to Other Members ($0.25 per Unit)	—	(3,390)	—	(3,390)
Distributions to Managing Member	—	—	(275)	(275)
Net income	—	1,881	275	2,156
Balance December 31, 2014	13,560,188	5,704	—	5,704
Distributions to Other Members ($0.30 per Unit)	—	(4,068)	—	(4,068)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	2,478	330	2,808
Balance December 31, 2015	13,560,188	$4,114	$—	$4,114

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014

(In Thousands)

	2015	2014
Operating activities:
Net income	$2,808	$2,156
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(889)	(440)
Depreciation of operating lease assets	317	455
Reversal of provision for credit losses	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	82	19
Prepaid expenses and other assets	(10)	(2)
Accounts payable, Managing Member	(25)	(219)
Accounts payable, other	140	(104)
Unearned operating lease income	20	(26)
Net cash provided by operating activities	2,443	1,836
Investing activities:
Improvements to equipment on operating leases	(253)	—
Proceeds from sales of assets	1,285	1,114
Principal payments received on direct financing leases	6	2
Net cash provided by investing activities	1,038	1,116
Financing activities:
Distributions to Other Members	(4,068)	(3,390)
Distributions to Managing Member	(330)	(275)
Net cash used in financing activities	(4,398)	(3,665)
Net decrease in cash and cash equivalents	(917)	(713)
Cash and cash equivalents at beginning of year	928	1,641
Cash and cash equivalents at end of year	$11	$928
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$7	$15
Improvements to equipment on operating leases	$—	$110

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 13, 1999, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received (excluding subscriptions from Pennsylvania investors) and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of December 31, 2015, 13,560,188 Units were issued and outstanding.

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

As of December 31, 2015, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company sought leasing opportunities was North America. For the years ended December 31, 2015 and 2014, and as of December 31, 2015 and 2014, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the year ended December 31, 2015, the Company did not record a provision for state income taxes. Such provision totaled $3 thousand for the prior year.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$4,114	$5,704
Tax basis of net assets (unaudited)	7,492	8,433
Difference	$(3,378)	$(2,729)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net income per financial statements	$2,808	$2,156
Tax adjustments (unaudited):
Adjustment to depreciation expense	227	395
Provision for losses and doubtful accounts	—	(3)
Adjustments to revenues/other expenses	25	(24)
Adjustments to gain on sales of assets	396	673
Income per federal tax return (unaudited)	$3,456	$3,197

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

As of December 31, 2015 and 2014, there were concentrations (defined as greater than or equal to 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

	2015	2014
Transportation, rail	58%	45%
Transportation, containers	38%	35%

During 2015 and 2014, certain lessees generated significant portions (defined as greater than or equal to 10%) of the Company’s total lease revenues, excluding gains or losses from disposition of assets, as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2015	2014
Exsif Worldwide Inc.	Transportation, other	26%	33%
Interstate Commodities, Inc.	Transportation, rail	20%	16%

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2015
Net investment in operating leases	$3,697	$(188)	$(317)	$3,192
Net investment in direct financing leases	18	—	(6)	12
Assets held for sale or lease, net	785	(65)	—	720
Total	$4,500	$(253)	$(323)	$3,924

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

As a result of these reviews, management determined that no impairment losses existed during 2015 and 2014.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $317 thousand and $455 thousand for the respective years ended December 31, 2015 and 2014.

All of the remaining property on lease, including capitalized improvements, were acquired during the years 1999 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance December 31, 2015
Transportation, rail	$14,263	$143	$308	$14,714
Containers	11,603	—	(2,635)	8,968
Other	350	—	(350)	—
	26,216	143	(2,677)	23,682
Less accumulated depreciation	(22,519)	(317)	2,346	(20,490)
Total	$3,697	$(174)	$(331)	$3,192

The average estimated residual value for assets on operating leases was 11% of the assets’ original cost at both December 31, 2015 and 2014.

The Company earns revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $1.3 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company had no operating leases in non-accrual status.

Direct financing leases:

During December 2014, aviation equipment formerly leased under an operating lease contract was re-leased as a direct financing lease. Such equipment comprised the Fund’s total investment in direct financing leases as of December 31, 2015 and 2014. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Total minimum lease payments receivable	$6	$28
Estimated residual values of leased equipment (unguaranteed)	10	10
Investment in direct financing leases	16	38
Less unearned income	(4)	(20)
Net investment in direct financing leases	$12	$18

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

At December 31, 2015, the aggregate amount of future minimum lease payments receivable is as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2016	$2,062	$6	$2,068
2017	1,644	—	1,644
2018	1,285	—	1,285
2019	1,016	—	1,016
2020	283	—	283
	$6,290	$6	$6,296

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2015 and 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Containers	20 – 30
Aviation equipment	15 – 20

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

AFS and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Asset management fees to Managing Member	$222	$206
Cost reimbursements to Managing Member	308	255
	$530	$461

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

AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ended December 31, 2015, the amount of reimbursable expense billed to the fund did not exceed either the annual or the cumulative limitations. It is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

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

7. Members’ capital:

As of December 31, 2015 and 2014, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units).

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

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Other Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2015 and 2014. The amounts allocated were determined so as to bring AFS’s ending capital account balance to zero at the end of the year.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2015	2014
Distributions declared	$4,068	$3,390
Weighted average number of Units outstanding	13,560,188	13,560,188
Weighted average distributions per Unit	$0.30	$0.25

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

As defined in the Operating Agreement, the Company’s Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to AFS. In accordance with the terms of the Operating Agreement, additional allocations of income were made to AFS in 2015 and 2014. The amounts allocated were determined to bring AFS’s ending capital account balance to zero at the end of each year. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2015 and 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $72 thousand and $67 thousand, respectively.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.