Form 10-Q
period 2016-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2016-08-12
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015
(In Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$866	$11
Accounts receivable, net	487	476
Due from Managing Member	13	—
Prepaid expenses and other assets	17	31
Investments in equipment and leases, net	3,696	3,924
Total assets	$5,079	$4,442
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$125
Other	41	135
Unearned operating lease income	73	68
Total liabilities	114	328
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,965	4,114
Total Members’ capital	4,965	4,114
Total liabilities and Members’ capital	$5,079	$4,442

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Leasing activities:
Operating leases	$828	$777	$1,719	$1,705
Direct financing leases	—	4	3	9
Gain on sales of assets	41	38	72	473
Total revenues	869	819	1,794	2,187
Expenses:
Depreciation of operating lease assets	74	79	151	168
Asset management fees to Managing Member	33	33	64	71
Vessel maintenance	2	—	21	—
Railcar maintenance	95	84	285	132
Cost reimbursements to Managing Member	68	92	133	172
Other management fees	14	27	49	53
Railcar storage fees	10	15	19	33
Professional fees	34	36	124	117
Insurance	12	10	21	19
Taxes on income and franchise fees	3	—	10	—
Postage	—	2	3	5
Printing and photocopying	—	5	4	8
Freight and shipping	3	9	15	13
Other	20	28	44	55
Total expenses	368	420	943	846
Net income	$501	$399	$851	$1,341
Net income:
Managing Member	$—	$—	$—	$—
Other Members	501	399	851	1,341
	$501	$399	$851	$1,341
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.03	$0.06	$0.10
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2016
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	13,560,188	$5,704	$—	$5,704
Distributions to Other Members ($0.30 per Unit)	—	(4,068)	—	(4,068)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	2,478	330	2,808
Balance December 31, 2015	13,560,188	4,114	—	4,114
Net income	—	851	—	851
Balance June 30, 2016 (Unaudited)	13,560,188	$4,965	$—	$4,965

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net income	$501	$399	$851	$1,341
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(41)	(38)	(72)	(473)
Depreciation of operating lease assets	74	79	151	168
Changes in operating assets and liabilities:
Accounts receivable	(11)	95	(11)	158
Prepaid expenses and other assets	8	2	14	6
Accounts payable, Managing Member	(63)	—	(138)	(69)
Accounts payable, other	(26)	(11)	(94)	(32)
Unearned operating lease income	9	6	5	18
Net cash provided by operating activities	451	532	706	1,117
Investing activities:
Proceeds from sales of assets	76	130	146	776
Principal payments received on direct financing leases	1	—	3	—
Net cash provided by investing activities	77	130	149	776
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	528	662	855	1,893
Cash and cash equivalents at beginning of period	338	2,159	11	928
Cash and cash equivalents at end of period	$866	$2,821	$866	$2,821
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$11	$5	$13	$7

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

Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2016, 13,560,188 Units remain issued and outstanding.

The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (See Note 4). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS. As of June 30, 2016, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2016 up until the issuance of the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2016 and 2015, and as of June 30, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2016
Net investment in operating leases	$3,192	$(42)	$(151)	$2,999
Net investment in direct financing leases	12	(10)	(2)	—
Assets held for sale or lease, net	720	(23)	—	697
Total	$3,924	$(75)	$(153)	$3,696

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2016 and 2015.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $74 thousand and $79 thousand for the respective three months ended June 30, 2016 and 2015, and $151 thousand and $168 thousand for the respective six months ended June 30, 2016 and 2015.

All of the remaining property on lease, including capitalized improvements, were acquired during the years 1999 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance June 30, 2016
Transportation, rail	$14,714	$—	$429	$15,143
Containers	8,968	—	(744)	8,224
	23,682	—	(315)	23,367
Less accumulated depreciation	(20,490)	(151)	273	(20,368)
Total	$3,192	$(151)	$(42)	$2,999

The average estimated residual value for assets on operating leases was 12% and 11% of the assets’ original cost at June 30, 2016 and December 31, 2015, respectively. There were no operating leases in non-accrual status at June 30, 2016 and December 31, 2015.

The Company may earn revenues from its containers, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $274 thousand and $300 thousand for the respective three months ended June 30, 2016 and 2015, and $584 thousand and $658 thousand for the respective six months ended June 30, 2016 and 2015.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Direct financing leases:

During December 2014, aviation equipment formerly leased under an operating lease contract was re-leased as a direct financing lease. Such equipment comprised the Fund’s total investment in direct financing leases as of December 31, 2015. There were no investments in direct financing leases as of June 30, 2016.

The following lists the components of the Company’s investment in direct financing leases as of December 31, 2015 (in thousands):

December 31, 2015
Total minimum lease payments receivable	$6
Estimated residual values of leased equipment (unguaranteed)	10
Investment in direct financing leases	16
Less unearned income	(4)
Net investment in direct financing leases	$12

The Company’s remaining direct financing lease matured on April 1, 2016.

There was no investment in direct financing lease assets in non-accrual status at June 30, 2016 and December 31, 2015.

At June 30, 2016, the aggregate amounts of future lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2016	$1,164
Year ending December 31, 2017	1,795
2018	1,371
2019	1,106
2020	378
2021	48
$5,862

As indicated in Note 1, the Company is scheduled to terminate no later than December 31, 2019. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Containers	15 – 20

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

During the three and six months ended June 30, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset management fees to Managing Member	$33	$33	$64	$71
Cost reimbursements to Managing Member	68	92	133	172
	$101	$125	$197	$243

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

5. Members’ capital:

As of June 30, 2016 and December 31, 2015, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

There were no distributions declared or paid during the three and six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company had net income of $501 thousand and $399 thousand for the three months ended June 30, 2016 and 2015, respectively. The results for the second quarter of 2016 reflect an increase in total revenues coupled with a reduction in total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 increased by $50 thousand, or 6%, as compared to the prior year period. The increase in total revenues was primarily a result of increases in operating lease revenues and gain on sales of assets.

Gains on sales of assets increased by $3 thousand primarily due to a change in the mix of assets sold, and operating lease revenues increased by $51 thousand due to the release of assets in held for sale or lease to assets in operating leases.

Expenses

Total expenses for the second quarter of 2016 decreased by $52 thousand, or 12%, as compared to the prior year period. The cost reimbursements to Managing Member decreased by $24 thousand due to lower allocable costs based, in part, on the Fund’s declining asset base and the $13 thousand decrease in other management fees was due to lower cost estimate.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company had net income of $851 thousand and $1,341 thousand for the six months ended June 30, 2016 and 2015, respectively. The results for the first half of 2016 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2016 decreased by $393 thousand, or 18%, as compared to the prior year period. The reduction in total revenues was primarily a result of a decrease in gain on sales of assets as the asset base is pared during the Fund’s liquidation phase.

Gains on sales of assets decreased by $401 thousand primarily due to a lower volume of assets sold.

Expenses

Total expenses for the second half of 2016 increased by $97 thousand, or 11%, as compared to the prior year period. Railcar maintenance costs increased by $153 thousand due to costs incurred on railcars that were previously off-lease. This was partially offset by a $39 thousand decrease in cost reimbursements to the Managing Member due to lower allocable costs based, in part, on the Fund’s declining asset base.

Capital Resources and Liquidity

At June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $866 thousand and $11 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by:
Operating activities	$451	$532	$706	$1,117
Investing activities	77	130	149	776
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$528	$662	$855	$1,893

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $76 thousand and $130 thousand of proceeds from sales of equipment during the respective three months ended June 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $146 thousand and $776 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

Distributions

Beginning with the month of January 1999, the Company commenced periodic distributions based on cash flows from operations. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and six months ended June 30, 2016 and 2015.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 Summary of Significant Accounting Policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 12, 2016

ATEL CAPITAL EQUIPMENT FUND VIII, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)