Form 10-Q
period 2016-09-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2016-11-10
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,621	$11
Accounts receivable, net	475	476
Prepaid expenses and other assets	39	31
Investments in equipment and leases, net	3,575	3,924
Total assets	$5,710	$4,442
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$30	$125
Other	50	135
Unearned operating lease income	73	68
Total liabilities	153	328
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,557	4,114
Total Members’ capital	5,557	4,114
Total liabilities and Members’ capital	$5,710	$4,442

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing activities:
Operating leases	$900	$976	$2,619	$2,681
Direct financing leases	—	4	3	13
Gain on sales of lease assets	112	399	184	872
Other revenue	—	1	—	1
Total revenues	1,012	1,380	2,806	3,567
Expenses:
Depreciation of operating lease assets	71	76	222	244
Amortization of initial direct costs	1	—	1	—
Asset management fees to Managing Member	36	29	100	100
Vessel maintenance	—	—	21	—
Railcar maintenance	118	77	403	209
Cost reimbursements to Managing Member	65	75	198	247
Other management fees	34	16	83	69
Railcar storage fees	6	15	25	48
Professional fees	36	34	160	151
Insurance	10	12	31	31
Provision for credit losses	7	—	7	—
Taxes on income and franchise fees	5	—	15	—
Postage	—	3	3	8
Printing and photocopying	4	6	8	14
Freight and shipping	3	12	18	25
Other	24	25	68	80
Total expenses	420	380	1,363	1,226
Net income	$592	$1,000	$1,443	$2,341
Net income:
Managing Member	$—	$—	$—	$—
Other Members	592	1,000	1,443	2,341
	$592	$1,000	$1,443	$2,341
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.07	$0.11	$0.17
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	13,560,188	$5,704	$—	$5,704
Distributions to Other Members ($0.30 per Unit)	—	(4,068)	—	(4,068)
Distributions to Managing Member	—	—	(330)	(330)
Net income	—	2,478	330	2,808
Balance December 31, 2015	13,560,188	4,114	—	4,114
Net income	—	1,443	—	1,443
Balance September 30, 2016 (Unaudited)	13,560,188	$5,557	$—	$5,557

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net income	$592	$1,000	$1,443	$2,341
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets	(112)	(399)	(184)	(872)
Depreciation of operating lease assets	71	76	222	244
Amortization of initial direct costs	1	—	1	—
Provision for credit losses	7	—	7	—
Changes in operating assets and liabilities:
Accounts receivable	5	(65)	(6)	93
Prepaid expenses and other assets	(22)	(23)	(8)	(17)
Accounts payable, Managing Member	43	(54)	(95)	(123)
Accounts payable, other	9	(33)	(85)	(65)
Unearned operating lease income	—	5	5	23
Net cash provided by operating activities	594	507	1,300	1,624
Investing activities:
Proceeds from sales of assets	176	465	322	1,241
Principal payments received on direct financing leases	—	4	3	4
Payments of initial direct costs	(15)	—	(15)	—
Net cash provided by investing activities	161	469	310	1,245
Financing activities:
Net cash provided by financing activities	—	—	—	—
Net increase in cash and cash equivalents	755	976	1,610	2,869
Cash and cash equivalents at beginning of period	866	2,821	11	928
Cash and cash equivalents at end of period	$1,621	$3,797	$1,621	$3,797
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$13	$7

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

Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of September 30, 2016, 13,560,188 Units remain issued and outstanding.

The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (See Note 4). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS. As of September 30, 2016, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016 up until the issuance of the financial statements.

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

Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are US-based, and it is not cost effective for the Company to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2016 and 2015, and as of September 30, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2016
Net investment in operating leases	$3,192	$(106)	$(222)	$2,864
Net investment in direct financing leases	12	(10)	(2)	—
Assets held for sale or lease, net	720	(23)	—	697
Initial direct cost – notes receivable	—	15	(1)	14
Total	$3,924	$(124)	$(225)	$3,575

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2016 and 2015.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $71 thousand and $76 thousand for the respective three months ended September 30, 2016 and 2015, and $222 thousand and $244 thousand for the respective nine months ended September 30, 2016 and 2015.

All of the remaining property on lease, including capitalized improvements, were acquired during the years 1999 through 2015.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance September 30, 2016
Transportation, rail	$14,714	$—	$397	$15,111
Containers	8,968	—	(1,466)	7,502
Aviation	—	—	10	10
	23,682	—	(1,059)	22,623
Less accumulated depreciation	(20,490)	(222)	953	(19,759)
Total	$3,192	$(222)	$(106)	$2,864

The average estimated residual value for assets on operating leases was 12% and 11% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. There were no operating leases in non-accrual status at September 30, 2016 and December 31, 2015.

The Company may earn revenues from its containers, rail transportation, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $265 thousand and $337 thousand for the respective three months ended September 30, 2016 and 2015, and $845 thousand and $995 thousand for the respective nine months ended September 30, 2016 and 2015.

Direct financing leases:

During December 2014, aviation equipment formerly leased under an operating lease contract was re-leased as a direct financing lease. Such equipment comprised the Fund’s total investment in direct financing leases as of December 31, 2015. There were no investments in direct financing leases as of September 30, 2016.

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

There was no investment in direct financing lease assets in non-accrual status at September 30, 2016 and December 31, 2015.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

At September 30, 2016, the aggregate amounts of future lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2016	$581
Year ending December 31, 2017	1,795
2018	1,371
2019	1,106
2020	377
2021	48
$5,278

As indicated in Note 1, the Company is scheduled to terminate no later than December 31, 2019. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Aviation equipment	15 – 20
Containers	15 – 20

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

During the three and nine months ended September 30, 2016 and 2015, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset management fees to Managing Member	$36	$29	$100	$100
Cost reimbursements to Managing Member	65	75	198	247
	$101	$104	$298	$347

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

5. Members’ capital:

As of September 30, 2016 and December 31, 2015, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

There were no distributions declared or paid during the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, the Company continues in its liquidation phase. Accordingly, assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had net income of $592 thousand and $1 million for the three months ended September 30, 2016 and 2015, respectively. The results for the third quarter of 2016 reflect decreases in total revenues and increases in total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $368 thousand or 27% as compared to the prior year period. The decrease in total revenue was primarily a result of a decrease in both operating lease revenues and gains on sales of assets.

Gains on sales of assets decreased by $287 thousand primarily due to a change in the mix of assets sold, and operating lease revenues decreased by $76 thousand due to the release of assets in held for sale or lease to assets in operating leases.

Expenses

Total expenses for third quarter of 2016 increased by $40 thousand or 11% as compared to the prior year period. Railcar maintenance costs increased by $41 thousand due to costs incurred on railcars that were previously off-lease. This was partially offset by a $10 thousand decrease in cost reimbursements to the Managing Member due to lower allocable costs based, in part, on the Fund’s declining asset base.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had net income of $1,443 thousand and $2,341 thousand for the nine months ended September 30, 2016 and 2015, respectively. The results for the first nine months of 2016 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2016 decreased by $761 thousand or 21% as compared to the prior year period. The reduction in total revenues was primarily a result of a decrease in gain on sales of assets as the asset base is pared during the Fund’s liquidation phase.

Gains on sales of assets decreased by $688 thousand primarily due to a lower volume of assets sold.

Expenses

Total expenses for the first nine months of 2016 increased by $137 thousand or 11% as compared to the prior year period. Railcar maintenance costs increased by $194 thousand due to costs incurred on railcars that were previously off-lease. This was partially offset by a $49 thousand decrease in cost reimbursements to the Managing Member due to lower allocable costs based, in part, on the Fund’s declining asset base.

Capital Resources and Liquidity

At September 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $1,621 thousand and $11 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by:
Operating activities	$594	$507	$1,300	$1,624
Investing activities	161	469	310	1,245
Financing activities	—	—	—	—
Net increase in cash and cash equivalents	$755	$976	$1,610	$2,869

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $176 thousand and $465 thousand of proceeds from sales of equipment during the respective three months ended September 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $322 thousand and $1,241 thousand of proceeds from sales of equipment during the respective nine months ended September 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

Distributions

Beginning with the month of January 1999, the Company commenced periodic distributions based on cash flows from operations. During its liquidation phase, the rates and frequency of periodic distributions paid by the Fund are solely at the discretion of the Managing Member. There were no distributions declared or paid during the three and nine months ended September 30, 2016 and 2015.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: November 10, 2016

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