Form 10-Q
period 2017-03-31
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2017-05-12
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,367	$965
Accounts receivable, net	404	412
Prepaid expenses and other assets	24	32
Investments in equipment and leases, net	3,381	3,466
Total assets	$5,176	$4,875
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$74	$200
Other	54	56
Unearned operating lease income	73	69
Total liabilities	201	325
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,975	4,550
Total Members’ capital	4,975	4,550
Total liabilities and Members’ capital	$5,176	$4,875

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing activities:
Operating leases	$858	$891
Direct financing leases	—	3
Gain on sales of lease assets	34	31
Total revenues	892	925
Expenses:
Depreciation of operating lease assets	62	77
Amortization of initial direct costs	1	—
Asset management fees to Managing Member	35	31
Vessel maintenance	—	19
Railcar maintenance	88	190
Cost reimbursements to Managing Member and/or affiliates	124	65
Other management fees	25	35
Railcar storage fees	6	9
Professional fees	82	90
Insurance	10	9
Reversal of provision for credit losses	(7)	—
Taxes on income and franchise fees	1	7
Miscellaneous expense	23	15
Other	17	28
Total expenses	467	575
Net income	$425	$350
Net income:
Managing Member	$—	$—
Other Members	425	350
	$425	$350
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.03
Weighted average number of Units outstanding	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2015	13,560,188	$4,114	$—	$4,114
Distributions to Other Members ($0.10 per Unit)	—	(1,356)	—	(1,356)
Distributions to Managing Member	—	—	(110)	(110)
Net income	—	1,792	110	1,902
Balance December 31, 2016	13,560,188	4,550	—	4,550
Net income	—	425	—	425
Balance March 31, 2017 (Unaudited)	13,560,188	$4,975	$—	$4,975

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$425	$350
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(34)	(31)
Depreciation of operating lease assets	62	77
Amortization of initial direct costs	1	—
Reversal of provision for credit losses	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	15	—
Prepaid expenses and other assets	8	6
Accounts payable, Managing Member	(126)	(75)
Accounts payable, other	(2)	(68)
Unearned operating lease income	4	(4)
Net cash provided by operating activities	346	255
Investing activities:
Proceeds from sales of lease assets	56	70
Principal payments received on direct financing leases	—	2
Net cash provided by investing activities	56	72
Net increase in cash and cash equivalents	402	327
Cash and cash equivalents at beginning of period	965	11
Cash and cash equivalents at end of period	$1,367	$338
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$9	$2

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

Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of March 31, 2017, 13,560,188 Units remain issued and outstanding.

The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (See Note 4). The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of AFS. As of March 31, 2017, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017 up until the issuance of the financial statements.

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

Certain of the Company’s lessee customers have international operations. In these instances, the Company is aware that certain equipment, primarily rail and transportation, may periodically exit the country. However, these lessee customers are U.S. based, and it is not cost effective for the Company to track, on an asset-by-asset, day-by-day basis, where these assets are deployed.

The primary geographic region in which the Company sought leasing opportunities was North America. For the three months ended March 31, 2017 and 2016, and as of March 31, 2017 and December 31, 2016, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$2,757	$(28)	$(62)	$2,667
Assets held for sale or lease, net	697	6	—	703
Initial direct costs, net of accumulated amortization of $2 at March 31, 2017 and $1 at December 31, 2016	12	—	(1)	11
Total	$3,466	$(22)	$(63)	$3,381

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2017 and 2016.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $62 thousand and $77 thousand for the respective three months ended March 31, 2017 and 2016. Initial direct costs amortization expense related to the Company’s operating leases totaled $1 thousand and $0 for each of the respective three month periods ended March 31, 2017 and 2016.

All of the remaining property on lease, including capitalized improvements, were acquired during the years 1999 through 2015.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance March 31, 2017
Transportation, rail	$15,111	$—	$(40)	$15,071
Containers	6,970	—	(275)	6,695
Aviation	11	—	(1)	10
	22,092	—	(316)	21,776
Less accumulated depreciation	(19,335)	(62)	288	(19,109)
Total	$2,757	$(62)	$(28)	$2,667

The average estimated residual value for assets on operating leases was 12% of the assets’ original cost at both March 31, 2017 and December 31, 2016. There were no operating leases in non-accrual status at March 31, 2017 and December 31, 2016.

The Company may earn revenues from its containers, rail transportation, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $260 thousand and $309 thousand for the respective three months ended March 31, 2017 and 2016.

Direct financing leases:

There were no investments in direct financing leases as of March 31, 2017 or December 31, 2016.

At March 31, 2017, the aggregate amounts of future lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2017	$1,213
Year ending December 31, 2018	1,367
2019	1,102
2020	375
2021	48
$4,105

As indicated in Note 1, the Company is scheduled to terminate no later than December 31, 2019. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three months ended March 31, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Asset management fees to Managing Member	$35	$31
Cost reimbursements to Managing Member	124	65
	$159	$96

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. For the year ending December 31, 2017, it is not anticipated that any further billings to the Fund will equal or exceed the annual or cumulative reimbursable expense limitation. Such is reflective of the continued diminishing Fund asset base over which reimbursements are calculated.

5. Members’ capital:

As of March 31, 2017 and December 31, 2016, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

There were no distributions declared or paid during the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, the Company continues in its liquidation phase. Accordingly, leased assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $425 thousand and $350 thousand for the three months ended March 31, 2017 and 2016, respectively. The results for the first quarter of 2017 reflect decreases in total revenues and decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2017 decreased by $33 thousand or 4% as compared to the prior year period. The decrease in total revenue was primarily a result of a decrease in operating lease revenues, mainly the result of run-off and disposition of lease assets.

Expenses

Total expenses for the first quarter of 2017 decreased by $108 thousand or 19%, as compared to the prior year period. Railcar maintenance costs decreased by $102 thousand due to costs incurred on railcars that were previously off-lease in relation to prior year. Taxes on income and franchise fees decreased by $6 thousand or 86%, attributed to the timing of tax payments to various jurisdictions.

Capital Resources and Liquidity

At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $1.4 million and $965 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by:
Operating activities	$346	$255
Investing activities	56	72
Net increase in cash and cash equivalents	$402	$327

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $56 thousand and $70 thousand of proceeds from sales of lease equipment during the respective three months ended March 31, 2017 and 2016.

During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 Summary of Significant Accounting Policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: May 11, 2017

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