Form 10-Q
period 2017-06-30
ATEL CAPITAL EQUIPMENT FUND VIII LLC
filed 2017-08-10
CIK 1069152

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 13,560,188.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016
(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,830	$965
Accounts receivable, net	346	412
Prepaid expenses and other assets	20	32
Investments in equipment and leases, net	3,337	3,466
Total assets	$5,533	$4,875
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$37	$200
Other	52	56
Unearned operating lease income	71	69
Total liabilities	160	325
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,373	4,550
Total Members’ capital	5,373	4,550
Total liabilities and Members’ capital	$5,533	$4,875

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing activities:
Operating leases	$793	$828	$1,651	$1,719
Direct financing leases	—	—	—	3
Gain on sales of lease assets	45	41	79	72
Other revenue	1	—	1	—
Total revenues	839	869	1,731	1,794
Expenses:
Depreciation of operating lease assets	14	74	76	151
Amortization of initial direct costs	—	—	1	—
Asset management fees to Managing Member	33	33	68	64
Vessel maintenance	—	2	—	21
Railcar maintenance	129	95	217	285
Cost reimbursements to Managing Member and/or affiliates	109	68	233	133
Other management fees	24	14	49	49
Railcar storage fees	8	10	14	19
Professional fees	41	34	86	124
Outside services	34	—	71	—
Insurance	10	12	20	21
Provision for (reversal of) credit losses	1	—	(6)	—
Taxes on income and franchise fees	—	3	1	10
Printing and photocopying	9	—	14	4
Freight and shipping	1	3	5	15
Brokerage fees	2	2	4	4
Bank charges	1	—	4	2
Dues & subscriptions	1	1	3	3
Property taxes	4	1	6	1
Other	20	16	42	37
Total expenses	441	368	908	943
Net income	$398	$501	$823	$851
Net income:
Managing Member	$—	$—	$—	$—
Other Members	398	501	823	851
	$398	$501	$823	$851
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.04	$0.06	$0.06
Weighted average number of Units outstanding	13,560,188	13,560,188	13,560,188	13,560,188

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	13,560,188	$4,114	$—	$4,114
Distributions to Other Members ($0.10 per Unit)	—	(1,356)	—	(1,356)
Distributions to Managing Member	—	—	(110)	(110)
Net income	—	1,792	110	1,902
Balance December 31, 2016	13,560,188	4,550	—	4,550
Net income	—	823	—	823
Balance June 30, 2017 (Unaudited)	13,560,188	$5,373	$—	$5,373

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net income	$398	$501	$823	$851
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(45)	(41)	(79)	(72)
Depreciation of operating lease assets	14	74	76	151
Amortization of initial direct costs	—	—	1	—
Provision for (reversal of) credit losses	1	—	(6)	—
Accounts receivable	57	(11)	72	(11)
Prepaid expenses and other assets	4	8	12	14
Accounts payable, Managing Member	(37)	(63)	(163)	(138)
Accounts payable, other	(2)	(26)	(4)	(94)
Unearned operating lease income	(2)	9	2	5
Net cash provided by operating activities	388	451	734	706
Investing activities:
Proceeds from sales of lease assets	75	76	131	146
Principal payments received on direct financing leases	—	1	—	3
Net cash provided by investing activities	75	77	131	149
Net increase in cash and cash equivalents	463	528	865	855
Cash and cash equivalents at beginning of period	1,367	338	965	11
Cash and cash equivalents at end of period	$1,830	$866	$1,830	$866
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$11	$9	$13

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

Gross contributions in the amount of $135.7 million (13,570,188 units) were received as of November 30, 2000, inclusive of $500 of initial Member’s capital investment and $100 of AFS’ capital investment. The offering was terminated on November 30, 2000. As of June 30, 2017, 13,560,188 Units remain issued and outstanding.

The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. Pursuant to the Operating Agreement, AFS and/or its affiliates receive compensation and reimbursements for services rendered on behalf of the Company (See Note 4). The Company is required to maintain reasonable cash reserves for working capital, for the repurchase of Units and for contingencies. The repurchase of Units is solely at the discretion of AFS. As of June 30, 2017, the Company continues in the liquidation phase of its life cycle as defined in the Operating Agreement.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017 up until the issuance of the financial statements.

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

The primary geographic region in which the Company sought leasing opportunities was North America. For the six months ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, the Company does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2017
Net investment in operating leases	$2,757	$(56)	$(76)	$2,625
Assets held for sale or lease, net	697	4	—	701
Initial direct costs, net of accumulated amortization of $2 at June 30, 2017 and $1 at December 31, 2016	12	—	(1)	11
Total	$3,466	$(52)	$(77)	$3,337

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2017 and 2016.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $14 thousand and $74 thousand for the respective three months ended June 30, 2017 and 2016, and $76 thousand and $151 thousand for the respective six months ended June 30, 2017 and 2016. Initial direct costs amortization expense related to the Company’s operating leases totaled $0 for both of the three months ended June 30, 2017 and 2016, and totaled $1 thousand and $0 for the respective six months ended June 30, 2017 and 2016.

All of the remaining property on lease, including capitalized improvements, were acquired during the years 1999 through 2015.

ATEL CAPITAL EQUIPMENT FUND VIII, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance June 30, 2017
Transportation, rail	$15,111	$—	$(99)	$15,012
Containers	6,970	—	(552)	6,418
Aviation	11	—	(1)	10
	22,092	—	(652)	21,440
Less accumulated depreciation	(19,335)	(76)	596	(18,815)
Total	$2,757	$(76)	$(56)	$2,625

The average estimated residual value for assets on operating leases was 12% of the assets’ original cost at both June 30, 2017 and December 31, 2016. There were no operating leases in non-accrual status at June 30, 2017 and December 31, 2016.

The Company may earn revenues from its containers, rail transportation, marine vessel and certain other assets based on utilization of such assets or through fixed term leases. Contingent rentals (i.e., short-term, operating charter hire payments) and the associated expenses are recorded when earned and/or incurred. The revenues associated with these rentals are included as a component of operating lease revenues, and totaled $252 thousand and $274 thousand for the respective three months ended June 30, 2017 and 2016, and $512 thousand and $584 thousand for the respective six months end June 30, 2017 and 2016.

At June 30, 2017, the aggregate amounts of future lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2017	$892
Year ending December 31, 2018	1,610
2019	1,168
2020	380
2021	48
$4,098

As indicated in Note 1, the Company is scheduled to terminate no later than December 31, 2019. In the event that any assets remain at such date, the Fund will venture to dispose of such assets in an orderly manner within a reasonable timeframe.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three and six months ended June 30, 2017 and 2016, AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset management fees to Managing Member	$33	$33	$68	$64
Cost reimbursements to Managing Member	109	68	233	133
	$142	$101	$301	$197

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

5. Members’ capital:

As of June 30, 2017 and December 31, 2016, 13,560,188 Units were issued and outstanding. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Members (50 Units).

There were no distributions declared or paid during the three and six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Company continues in its liquidation phase. Accordingly, leased assets that mature will be returned to inventory and most likely subsequently sold, which will result in decreasing revenue as earning assets decrease. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had net income of $398 thousand and $501 thousand for the three months ended June 30, 2017 and 2016, respectively. The results for the second quarter of 2017 reflects a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2017 decreased by $30 thousand or 3% as compared to the prior year period. The decrease in total revenue was primarily a result of a $35 thousand, or 4%, decrease in operating lease revenues, mainly the result of run-off and disposition of lease assets; offset, in part, by a $4 thousand increase in the gain on sales of lease assets, or 10%, mainly due to a change in the mix of assets sold.

Expenses

Total operating expenses for the second quarter of 2017 increased by $73 thousand or 20%, as compared to the prior year period. Such net increase in total expenses was the result of a $41 thousand, or 60%, increase in cost reimbursements to Managing Member due to indirect cost allocations; a $34 thousand, or 36%, increase in railcar maintenance costs from wear and tear of the older equipment in the Company’s railcar portfolio, and a $34 thousand increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; offset, in part by a $60 thousand, or 81%, decrease in depreciation expense, primarily the result of continued run-off and sales of lease assets.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net income of $823 thousand and $851 thousand for the six months ended June 30, 2017 and 2016, respectively. The results for the first half of 2017 decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2017 decreased by $63 thousand, or 4%, as compared to the prior year period. The reduction in total revenues was primarily a result of a $68 thousand, or 4%, decrease in operating lease revenue, mainly the result of run-off and disposition of lease assets, offset, in part by a $7 thousand, or 10%, period over period increase in the gain on sales of lease assets, primarily due to a change in the mix of assets sold.

Expenses

Total expenses for the second half of 2017 decreased by $35 thousand, or 4%, as compared to the prior year period. Such net decrease in total expenses was mainly due to a $75 thousand, or 50%, decrease in depreciation expense as a result of continued run-off and sales of lease assets; a $68 thousand, or 24% decrease in railcar maintenance costs as a result of continued sales and dispositions of railcars; a $38 thousand, or 30%, decrease in professional fees due to year over year differences in timing and related billings for professional audit and tax services; and a $21 thousand decrease in vessel maintenance costs due to year over year differences in timing and related billing of equipment maintenance costs; offset, in part, by a $100 thousand increase in costs reimbursed to the Managing Member due to increased indirect cost allocations, and a $71 thousand increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $1.8 million and $965 thousand, respectively. The liquidity of the Company varies, increasing to the extent that cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by:
Operating activities	$388	$451	$734	$706
Investing activities	75	77	131	149
Net increase in cash and cash equivalents	$463	$528	$865	$855

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $75 thousand and $76 thousand of proceeds from sales of lease equipment during the respective three months ended June 30, 2017 and 2016.

During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $131 thousand and $146 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2017 and 2016. During the same respective periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables. As the Fund is in its liquidation phase, any future cash flows from/to financing activities are anticipated to only include distributions to Members.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, the Company had no commitments to purchase lease assets. Pursuant to the Operating Agreement, the Company will no longer purchase any new lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

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

Date: August 10, 2017

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